Form 10-Q
period 1994-06-30
JONES PROGRAMMING PARTNERS 2-A LTD
filed 1994-08-15
CIK 868610

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark One)
(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 1994.
( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______________________ to ______________________.

                         Commission File Number 0-20944


                     Jones Programming Partners 2-A, Ltd.
- - --------------------------------------------------------------------------------
                Exact name of registrant as specified in charter

Colorado                                                             #84-1088819
- - --------------------------------------------------------------------------------
State of organization                                      I.R.S. employer I.D.#

    9697 East Mineral Avenue, P.O. Box 3309, Englewood, Colorado  80155-3309
    ------------------------------------------------------------------------
                     Address of principal executive office

                                 (303) 792-3111
                         -----------------------------
                         Registrant's telephone number


Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                                                                No
    -----                                                                  -----

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                            (A Limited Partnership)

                           UNAUDITED BALANCE SHEETS

                                                                               June 30,                 December 31,
                                                                                 1994                      1993
                                                                             ------------               ------------
                                  ASSETS
                                  ------

CASH AND CASH EQUIVALENTS                                                    $    213,635               $  253,758

FOREIGN INCOME RECEIVABLE                                                          -                       274,338

INVESTMENT/ADVANCES FOR FILM PRODUCTION,
  net of accumulated amortization of $2,091,325 and $707,920
  at June 30, 1994 and December 31, 1993, respectively                          3,793,120                4,861,698
                                                                             ------------               ----------

                 Total assets                                                $  4,006,755               $5,389,794
                                                                             ============               ==========

     LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
     -------------------------------------------

LIABILITIES:
  Accounts payable to affiliates                                             $    338,256               $  168,028
  Production and overhead fee payable to the General Partner                        -                      468,000
  Accrued distributions to  partners                                              141,781                  141,781
  Accrued liabilities                                                               2,013                    2,500
                                                                             ------------               ----------
                                                                                  482,050                  780,309
                                                                             ------------               ----------

DEFERRED REVENUE                                                                    -                      980,167
                                                                             ------------               ----------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                             1,000                    1,000
    Distributions                                                                 (10,581)                  (7,745)
    Accumulated deficit                                                            (2,422)                  (4,237)
                                                                             ------------               ----------

                                                                                  (12,003)                 (10,982)
                                                                             ------------               ----------

  Limited Partners -
    Net contributed capital (11,229 units outstanding at
       June 30, 1994 and December 31, 1993, respectively)                       4,823,980                4,826,514
    Distributions                                                              (1,047,518)                (766,792)
    Accumulated deficit                                                          (239,754)                (419,422)
                                                                             ------------               ----------

                                                                                3,536,708                3,640,300
                                                                             ------------               ----------

                 Total liabilities and partners' capital (deficit)           $  4,006,755               $5,389,794
                                                                             ============               ==========


            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS



                                                    For the Three Months Ended         For the Six Months Ended
                                                             June 30,                           June 30,
                                                    --------------------------        --------------------------
                                                        1994          1993               1994            1993
                                                    -----------    -----------        -----------     ----------
GROSS REVENUES                                      $ 1,505,074    $      -           $1,586,143      $    -

COSTS AND EXPENSES:
  Costs of filmed entertainment                      (1,310,440)          -           (1,383,405)          -
  Distribution fees and expenses                           (572)          -               (9,693)          -
  Operating, general and administrative expenses        (10,412)       (4,279)           (14,219)        (19,409)
                                                    -----------    ----------         ----------      ----------

OPERATING INCOME (LOSS)                                 183,650        (4,279)           178,826         (19,409)
                                                    -----------    ----------         ----------      ----------

INTEREST INCOME                                           1,988        12,525              2,657          29,913
                                                    -----------    ----------         ----------      ----------

NET INCOME                                          $   185,638    $    8,246         $  181,483      $   10,504
                                                    ===========    ==========         ==========      ==========

ALLOCATION OF NET INCOME:
  General Partner                                   $     1,856    $       82         $    1,815      $      105
                                                    ===========    ==========         ==========      ==========

  Limited Partners                                  $   183,782    $    8,164         $  179,668      $   10,399
                                                    ===========    ==========         ==========      ==========

NET INCOME PER LIMITED
  PARTNERSHIP UNIT                                  $     16.37    $      .73         $    16.00      $      .98
                                                    ===========    ==========         ==========      ==========

WEIGHTED AVERAGE NUMBER OF LIMITED
   PARTNERSHIP UNITS OUTSTANDING                         11,229        11,229             11,229          10,577
                                                    ===========    ==========         ==========      ==========


            The accompanying notes to unaudited financial statements
              are an integral part of these unaudited statements.

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS


                                                                                          For the Six Months Ended
                                                                                                  June 30,
                                                                                       ------------------------------
                                                                                          1994               1993
                                                                                       ----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                           $  181,483         $    10,504
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Amortization of filmed entertainment costs                                        1,383,405               -
      Decrease in foreign income receivable                                               274,338               -
      Decrease in interest receivable                                                       -                  18,134
      Increase in other assets                                                              -                 (67,925)
      Increase (decrease) in accrued liabilities                                             (487)                105
      Increase in accounts payable to affiliates                                          170,228               2,839
      Decrease in deferred revenue                                                       (980,167)               -
                                                                                       ----------         -----------

         Net cash provided by (used in) operating activities                            1,028,800             (36,343)
                                                                                       ----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payment of production and overhead fee                                                 (468,000)               -
  Film production advances                                                               (314,827)         (2,893,207)
                                                                                       ----------         -----------

         Net cash used in investing activities                                           (782,827)         (2,893,207)
                                                                                       ----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Contributed capital, net of commissions and
    syndication costs                                                                       -                 843,525
  Proceeds from joint venture partner                                                       -               1,000,000
  Interest distribution to limited partners                                                (2,534)              -
  Increase in accrued distributions to partners                                             -                  23,953
  Distributions to partners                                                              (283,562)           (283,562)
                                                                                       ----------         -----------

         Net cash provided by (used in ) financing activities                            (286,096)          1,583,916
                                                                                       ----------         -----------

Decrease in cash and cash equivalents                                                     (40,123)         (1,345,634)

Cash and cash equivalents, beginning of period                                            253,758           2,784,773
                                                                                       ----------         -----------

Cash and cash equivalents, end of period                                               $  213,635         $ 1,439,139
                                                                                       ==========         ===========


            The accompanying notes to unaudited financial statements
              are an integral part of these unaudited statements.

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


(1)      BASIS OF PRESENTATION

         This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Programming Partners 2-A, Ltd. (the "Partnership") at June 30, 1994 and December 31, 1993 and its results of operations and its cash flows for the three and six month periods ended June 30, 1994 and 1993. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. Certain prior year amounts have been reclassified to conform to the 1994 presentation.

(2)      TRANSACTIONS WITH AFFILIATED ENTITIES

         Jones Entertainment Group, Ltd., (the "General Partner") receives a production and overhead fee for administering the affairs of the Partnership equal to 12 percent of the lower of direct costs or budgeted direct costs of each programming project. This fee will be calculated and payable at the time principal photography commences on each particular project and, in the case of a series, is payable on a per episode basis. The Partnership paid a $100,000 production and overhead fee in March 1993 for the production of "Household Saints." In addition, the Partnership paid a $468,000 production and overhead fee to the General Partner in the second quarter of 1994 for the production of "The Whipping Boy." These fees are included in Investment/Advances for Film Production on the Partnership's Unaudited Balance Sheets. It is not anticipated that the General Partner will receive any additional production and overhead fees from the Partnership as the Partnership is not expected to invest in any additional programming projects.

         The General Partner also is entitled to reimbursement from the Partnership for its direct expenses allocable to the operations of the Partnership, which shall include, but not be limited to, rent, supplies, telephone, travel, legal expenses, accounting and auditing expenses, preparation and distribution of reports to investors and salaries of any full or part-time employees. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. For the three month periods ended June 30, 1994 and 1993, $1,252 and $3,684, respectively, were charged to the Partnership for such expenses. For the six month periods ended June 30, 1994 and 1993, $1,587 and $3,982, respectively, were charged to the Partnership for such expenses.

(3)      INVESTMENT/ADVANCES FOR FILM PRODUCTION

         "Charlton Heston Presents: The Bible"

         In May 1992, the General Partner, on behalf of the Partnership, entered into an agreement with Agamemnon Films, an unaffiliated party, to produce four one-hour programs for television, entitled "Charlton Heston
Presents: The Bible" (the "Bible Programs"). The production costs of the Bible Programs were approximately $2,100,000. In addition, the Partnership paid a $240,000 production and overhead fee to the General Partner. In return for agreeing to fund these production costs, the Partnership acquired all rights to the Bible Programs in all markets and in all media in perpetuity. As described in the following paragraph, the Partnership subsequently assigned half of its ownership of the Bible Programs to an unaffiliated party for an investment of $1,000,000 toward the production costs for the Bible Programs. After consideration of the reimbursement, the Partnership's total investment in the Bible Programs is $1,369,765 and its net investment, after consideration of amortization, was $1,072,264 at June 30, 1994.

         In order to reduce the Partnership's financial exposure, the General Partner, on behalf of the Partnership, assigned one-half of the Partnership's interest in the Bible Programs to GoodTimes Home Video Corporation ("GoodTimes"), an unaffiliated entity directly involved in the specialty home video and international television distribution business, for an investment by GoodTimes of $1,000,000. The Partnership and GoodTimes funded Jones Documentary

Film Corporation ("JDFC"), which in turn contracted with Agamemnon Films for the production of the Bible Programs. JDFC was formed to insulate the Partnership and GoodTimes from certain risks and potential liabilities associated with the production of programming in foreign countries because the Bible Programs were filmed on location in the Holy Lands.

         The Partnership and JDFC granted the General Partner the exclusive rights to distribute the Bible Programs. To accomplish this, the General Partner, on its own behalf, and GoodTimes entered into an agreement to form J/G Distribution Company to distribute the Bible Programs. J/G Distribution Company was formed effective as of June 24, 1992 and the Partnership granted it the sole and exclusive right to exhibit and distribute, and to license others to exhibit and distribute, the Bible Programs throughout the universe, in perpetuity, in all languages and in all media. J/G Distribution Company holds the copyright for the benefit of the Partnership (50 percent interest) and GoodTimes (50 percent interest). At June 30, 1994, the Partnership had recorded revenues of $85,996 from the sale of the Bible Programs by J/G Distribution Company.

         "Household Saints"

         In February 1993, the Partnership acquired a one-third ownership interest in a film scheduled for world-wide theatrical release entitled "Household Saints." The budgeted production costs of "Household Saints" were approximately $5,000,000, and the final production costs were approximately $5,300,000. For a one-third ownership interest in the film, the Partnership has contributed one-third of the budgeted production costs, or $1,666,667. Two unaffiliated entities contributed similar amounts. At June 30, 1994, the Partnership had invested approximately $1,913,890 in the film, which included a portion of the production and overhead fee paid to the General Partner. At June 30, 1994, the Partnership's net investment in the film, after consideration of amortization, was $1,398,933.

         The other owners of the film, which are not affiliated with the Partnership or the General Partner, are New Line Productions, Inc. ("New Line") and Columbia Tristar Home Video ("Columbia Tristar"), each of which owns a one-third interest in the film for contributing one-third of the film's budgeted production costs and completion costs. As equal participants in the film, the Partnership, New Line and Columbia Tristar will generally share equally in the net revenues generated by the film's distribution in all markets until they each have recouped their investment in the film plus 12 percent per annum interest on their unrecouped investment, after which net revenues will also be shared with the film's talent.

         "Household Saints" was released in theatres in the United States and Canada in September 1993. Fine Line, a subsidiary of New Line, is the film's North American theatrical distributor. Fine Line will earn a distribution fee equal to 20 percent of gross revenues generated by the distribution of the film in theatres in the United States and Canada and it will be entitled to reimbursement of its distribution costs. Net theatrical revenues will be split equally among the Partnership, New Line and Columbia Tristar. The funds that the Partnership and New Line each contributed for prints and advertising in connection with the film's North American theatrical release will be reimbursed to the Partnership and New Line before the net theatrical revenues are split among the film's owners. As of June 30, 1994, the Partnership's share of gross revenues totalled $586,769, of which $196,826 will be retained by the distributor for its fees and marketing costs. The remaining $389,943 has been received by the Partnership and has been applied toward recoupment of its $406,000 prints and advertising expenditures.

         The film's international distribution in all media will be undertaken by New Line International, also a subsidiary of New Line. From the gross revenues generated by the film's distribution in all international media, New Line International will be entitled to a 20 percent distribution fee plus reimbursement of its costs, which are not to exceed $50,000, incurred in distributing the film internationally. Net international revenues will be split equally among the Partnership, New Line and Columbia Tristar.

         The film's domestic home video distribution will be undertaken by Columbia Tristar. From the gross revenues generated by the distribution of the film in U.S. home video markets, Columbia Tristar will be entitled to a 20 percent distribution fee plus reimbursement of its distribution costs, which are not to exceed 18 percent of home video gross revenues. Net revenues from home video sales will be split equally among the Partnership, New Line and Columbia Tristar.

         The film's distribution on television in the United States will be undertaken jointly by New Line and the General Partner. From gross revenues generated by the distribution of the film in U.S. television markets, New Line and the General Partner will split a 20 percent distribution fee and will be entitled to reimbursement of their costs incurred in distributing the film in such markets. Net revenues from the distribution of the film in U.S. television markets will be split equally among the Partnership, New Line and Columbia Tristar.

         All of the foregoing net revenue splits will govern until the Partnership, New Line and Columbia Tristar recoup their original investments plus interest on any unrecouped funds. Thereafter, a portion of net revenues will be shared with the production unit, which includes the producers, writers, director and actors. Such net post-recoupment revenues will be split 35 percent to the production unit, 25 percent to the Partnership, 20 percent to New Line and 20 percent to Columbia Tristar until the production unit has received $1,000,000 in net revenues. After the production unit has received $1,000,000 in net revenues and until it has received $2,000,000 in net revenues, the split will be 25 percent to the production unit, 35 percent to the Partnership, 20 percent to New Line and 20 percent to Columbia Tristar. After the production unit has received $2,000,000 in net revenues, and thereafter, in perpetuity, net revenues will be split 10 percent to the production unit, 50 percent to the Partnership, 20 percent to New Line and 20 percent to Columbia Tristar.

         As mentioned, the film was released to the North American theatrical market in September 1993. New Line International began marketing the film in all international media upon the film's delivery in March 1993. The film's initial exhibition in U.S. and Canadian theatres has occurred and the film is being marketed to the United States and Canadian home video market. Thereafter, the film will be marketed to the United States and Canadian cable, broadcast and syndication television markets. The terms of the distribution agreements with each of New Line and Columbia Tristar are 15 years, and can be renewed by New Line and Columbia Tristar at their option subject to the Partnership's right, at five-year intervals thereafter, to acquire New Line's and/or Columbia Tristar's distribution rights if the Partnership has not yet recouped its investment in the film and if the Partnership has another bona fide distribution plan in place.

         "The Whipping Boy"

         In August 1993, the Partnership acquired the rights to "The Whipping Boy." "The Whipping Boy" has been made into a two-hour telefilm. The film premiered in the North American television market on The Disney Channel, which is one of the leading pay cable television services in the United States and Canada, in July 1994. The film is expected to cost approximately $4,000,000. At June 30, 1994, the Partnership had invested approximately $2,600,790 in the film, which includes a $468,000 production and overhead fee paid to the General Partner. At June 30, 1994, the Partnership's net investment in the film, after consideration of amortization was $1,321,923. The film is being co-produced by the General Partner and Gemini Films, a German company. Principal photography on the movie commenced in September 1993, and post-production occurred in October 1993. The completed picture was delivered to The Disney Channel in the second quarter of 1994.

         The Partnership will be responsible for approximately one-half of the $4,000,000 production cost, with the balance of the production budget being funded by Gemini Films and other co-production partners and/or territorial advances from the film's international distributors. The Partnership and Gemini Films will, however, act as completion guarantors and will fund budget overages equally. Approximately $2,000,000 will be contributed to the production budget by the Partnership and will be partially reimbursed by license advances totalling $1,500,000 from The Disney Channel as follows: 1/6 upon commencement of pre-production; 1/6 upon commencement of principal photography; 1/3 upon completion of principal photography; 1/6 upon final delivery of the picture to The Disney Channel; the balance (if any) upon completion of an audit by The Disney Channel of all production costs. As of June 30, 1994, the Partnership had received $1,470,250 from The Disney Channel.

         Gemini Films will have, in perpetuity, the copyright and all exploitation rights to the film in German language territories (defined as Germany, Austria, German-speaking Switzerland and German-speaking Luxembourg). Although these exploitation rights will remain the sole property of Gemini Films, Gemini Films will account to the Partnership for any revenue therefrom.

         The Partnership will own the world-wide copyright, excluding German language territories, in perpetuity. Although the Partnership will own all exploitation rights in all media in North America, which is defined as the United States, Canada and their respective territories and possessions, the Partnership will account to Gemini Films for any revenue generated therefrom.

         From the movie's North American revenues, the Partnership will first be entitled to recover its investment plus interest. Thereafter, the Partnership will receive 90 percent of all North American revenues and Gemini Films will receive 10 percent of such revenues. With respect to international revenues from the movie's distribution, after Gemini Films recovers $250,000 of its investment in the movie's production budget, any funded overages and interest out of net international revenues, the Partnership will receive 20 percent of net international revenues and Gemini Films will receive 80 percent of net international revenues. The General Partner believes that Gemini Films' commitment to the movie has been secured through a subsidy provided by the North Rhein Westphalia ("NRW") Film Fund. (The NRW Film Fund will be repaid by Gemini Films from its 80 percent of net international revenues.) After the NRW Film Fund has recouped, German language revenues will be included in net international revenues.

         The General Partner and Gemini Films have tentatively selected Canal Plus Distribution as the company that will distribute and exploit the movie outside of North America. Canal Plus Distribution will earn distribution fees of 15 percent of the film's gross receipts outside of North America, and it will be reimbursed for its expenses capped at 10 percent of the film's gross receipts outside of North America (excluding dubbing costs). Canal Plus Distribution will be responsible for accounting and remitting to Gemini Films the net revenues from the film's distribution in all markets and in all media outside of North America. Gemini Films will be responsible for forwarding the Partnership's share of such revenues within 10 days of receipt of such funds from Canal Plus.

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                            (A Limited Partnership)

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              FINANCIAL CONDITION


         Jones Programming Partners 2-A, Ltd. was formed on March 10, 1992. The principal objectives of the Partnership are to own a group of programming assets and to license the rights to the programming on television and in other media throughout the world. The Partnership intends to achieve these objectives by producing or acquiring movies, mini-series, events, specials and other types of programming.

Capital Resources

         The Partnership received limited partner subscriptions totaling $5,614,500, of which $4,842,506 was available for investment after payment of sales commissions and other organizational and offering costs. The Partnership has distributed $18,526 of interest earned on these subscriptions; $15,992 was distributed to the limited partners in 1992 when the Partnership was formed and an additional $2,534 was distributed to the limited partners in 1994 for interest earned on subscriptions during the rescission period. The Partnership has invested all of its net offering proceeds in film projects. At June 30, 1994, the Partnership had $213,635 in cash. It is not anticipated that the Partnership will invest in any additional programming projects, but instead will focus on the distribution of its existing projects.

Liquidity

         The Partnership's principal sources of liquidity are the funds described above and amounts received from exhibition or licensing of its programming.

         In May 1992, the General Partner, on behalf of the Partnership, entered into an agreement with Agamemnon Films, an unaffiliated party, to produce four one-hour programs for television, entitled "Charlton Heston
Presents: The Bible" (the "Bible Programs"). The production costs of the Bible Programs were approximately $2,100,000. In addition, the Partnership paid a $240,000 production and overhead fee to the General Partner. In return for agreeing to fund these production costs, the Partnership acquired all rights to the Bible Programs in all markets and in all media in perpetuity. The Partnership subsequently assigned half of its ownership of the Bible Programs to an unaffiliated party, (GoodTimes Home Video Corporation), for an investment of $1,000,000 toward the production costs for the Bible Programs.

         The Partnership granted the General Partner the exclusive rights to distribute the Bible Programs. To accomplish this, the General Partner, on its own behalf, and GoodTimes entered into an agreement to form J/G Distribution Company to distribute the Bible Programs. J/G Distribution Company was formed effective as of June 24, 1992 and the Partnership granted it the sole and exclusive right to exhibit and distribute, and to license others to exhibit and distribute, the Bible Programs throughout the universe, in perpetuity, in all languages and in all media. J/G Distribution Company holds the copyright for the benefit of the Partnership (50 percent interest) and GoodTimes (50 percent interest). At June 30, 1994, the Partnership had recorded revenues of $85,996 from the sale of the Bible Programs by J/G Distribution Company.

         In February 1993, the Partnership acquired a one-third ownership interest in a film scheduled for world-wide theatrical release entitled "Household Saints." For a one-third ownership interest in the film, the Partnership has contributed one-third of the budgeted production costs, or $1,666,667, along with two other unaffiliated entities. At June 30, 1994, the Partnership had invested approximately $1,913,890 in the film, which included a portion of the production and overhead fee paid to the General Partner. In addition, the Partnership paid approximately $406,000 for prints and advertising costs.

         An unaffiliated entity began marketing the film in all international media in March 1993, and in September 1993, the film was released in theaters in the United States and Canada. The funds that the Partnership and another one-third owner contributed for prints and advertising in connection with the film's theatrical release will be reimbursed from world-wide revenues in a senior position before the three owners begin participating in the one-third revenue split. As of June 30, 1994, the Partnership's share of gross revenues totalled $586,769, of which $196,826 has been retained by the distributor for its fees and marketing costs. The remaining $389,943 has been received by the Partnership.

         In August 1993, the Partnership acquired the rights to "The Whipping Boy." "The Whipping Boy" has been made into a two-hour telefilm. At June 30, 1994, the Partnership had invested approximately $2,600,790 in the film, which includes a $468,000 production and overhead fee payable to the General Partner. The Partnership is entitled to receive approximately $1,500,000 from The Disney Channel for licensing certain rights to the film to The Disney Channel. At June 30, 1994, the Partnership had received approximately $1,470,250 of such amount from The Disney Channel.

         In December 1993, the Partnership declared a distribution of $141,781 which was paid to the partners in February 1994. In March 1994, the Partnership declared a distribution of $141,781, which was paid to the partners in May 1994. In June 1994, the Partnership declared a distribution of $141,781, which will be paid to the partners in August 1994. These distributions were made using cash on hand, interest income and cash provided by operations. Distributions are expected to continue, although no determination has been made regarding any specific level of future distributions.

         The General Partner believes that the Partnership has, and will continue to have, sufficient sources of capital available to conduct its operations and to meet its future obligations during 1994.

                             RESULTS OF OPERATIONS

         Revenues of the Partnership increased $1,586,143, from $-0- for the six month period ended June 30, 1993 to $1,586,143 for the similar period in 1994. Revenues of the Partnership increased $1,505,074, from $-0- for the three month period ended June 30, 1993 to $1,505,074 for the similar period in 1994. These increases were the result of sales of the Partnership's programming during 1994. In 1994, the Partnership recognized revenues of $29,897 associated with "Household Saints," $85,996 associated with "Charlton Heston Presents: The Bible" (the "Bible Programs") and $1,470,250 associated with "The Whipping Boy."

         Filmed entertainment costs increased $1,383,405, from $-0- for the six month period ended June 30, 1993 to $1,383,405 for the similar period in 1994. Filmed entertainment costs increased $1,310,440, from $-0- for the three month period ended June 30, 1993 to $1,310,440 for the similar period in 1994. These increases were the result of increased revenues as mentioned above because filmed entertainment costs are amortized over the life of each film in the ratio that current gross revenues bear to anticipated total gross revenues.

         Distribution fees and expenses increased $9,693, from $-0- for the six month period ended June 30, 1993 to $9,693 for the similar period in 1994. Distribution fees and expenses increased $572, from $-0- for the three month period ended June 30, 1993 to $572 for the similar period in 1994. These increases were the result of international sales of "Household Saints." Distribution fees and expenses relate to the compensation due and costs incurred by unaffiliated parties in selling the Partnership's film productions in the international theatrical, television and home video markets.

         Operating, general and administrative expenses decreased $5,190, from $19,409 for the six month period ended June 30, 1993 to $14,219 for the similar period in 1994. This decrease was primarily due to a decrease in accounting and legal costs incurred by the Partnership during the six month period ended June 30, 1994 as compared to the similar 1993 period. Operating, general and administrative expenses increased $6,133, from $4,279 for the three month period ended June 30, 1993 to $10,412 for the similar period in 1994. This increase was primarily due to an increase in professional service costs incurred by the Partnership during the three month period ended June 30, 1994 as compared to the similar 1993 period.

         Interest income decreased $27,256, from $29,913 for the six month period ended June 30, 1993 to $2,657 for the similar period in 1994. Interest income decreased $10,537, from $12,525 for the three month period ended June 30, 1993 to $1,988 for the similar period in 1994. These decreases in interest income are the result of lower average cash balances invested during 1994 as compared to average balances invested in 1993.

                          Part II - OTHER INFORMATION

NONE

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        JONES PROGRAMMING PARTNERS 2-A, LTD.
                                        BY:   JONES ENTERTAINMENT GROUP, LTD.
                                              General Partner




                                        By:   /s/ THEODORE A. HENDERSON
                                              Theodore A. Henderson
                                              Principal Financial and
                                              Accounting Officer

Dated:  August 12, 1994