Form 10-Q
period 1994-09-30
JONES PROGRAMMING PARTNERS 2-A LTD
filed 1994-11-14
CIK 868610

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark One)
(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 1994.
(  )     Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934
For the transition period from _______________ to _____________.

                        Commission File Number 0-20944


                     Jones Programming Partners 2-A, Ltd.
                Exact name of registrant as specified in charter

Colorado                                                          #84-1088819
State of organization                                   I.R.S. employer I.D.#

   9697 East Mineral Avenue, P.O. Box 3309, Englewood, Colorado  80155-3309
                    Address of principal executive office

                                (303) 792-3111
                        Registrant's telephone number


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

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                                                                    September 30,       December 31,
                 ASSETS                                                                                 1994               1993
                 ------                                                                              -----------        ----------
CASH AND CASH EQUIVALENTS                                                                            $   104,460        $  253,758

ACCOUNTS RECEIVABLE
  Domestic income receivable                                                                             600,000            -
  Foreign income receivable                                                                               -                274,338

INVESTMENT/ADVANCES FOR FILM PRODUCTION,
  net of accumulated amortization of $2,774,709 and $707,920
  at September 30, 1994 and December 31, 1993, respectively                                            3,177,057         4,861,698
                                                                                                                        ----------

                 Total assets                                                                         $3,881,517        $5,389,794
                                                                                                                        ==========

     LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
     -------------------------------------------

LIABILITIES:
  Accounts payable to affiliates                                                                     $   406,134        $  168,028
  Production and overhead fee payable to the General Partner                                              -                468,000
  Accrued distributions to  partners                                                                     141,781           141,781
  Accrued liabilities                                                                                      4,696             2,500
                                                                                                     -----------        ----------
                                                                                                         552,611           780,309
                                                                                                     -----------        ----------

DEFERRED REVENUE                                                                                          -                980,167
                                                                                                     -----------        ----------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                                                    1,000             1,000
    Distributions                                                                                        (11,999)           (7,745)
    Accumulated deficit                                                                                   (2,962)           (4,237)
                                                                                                     -----------        ----------

                                                                                                         (13,961)          (10,982)
                                                                                                     -----------        ----------

  Limited Partners -
    Net contributed capital (11,229 units outstanding at
       September 30, 1994 and December 31, 1993, respectively)                                         4,823,980         4,826,514
    Distributions                                                                                     (1,187,881)         (766,792)
    Accumulated deficit                                                                                 (293,232)         (419,422)
                                                                                                     -----------        ----------

                                                                                                       3,342,867         3,640,300
                                                                                                                        ----------

                 Total liabilities and partners' capital (deficit)                                   $ 3,881,517        $5,389,794
                                                                                                                        ==========




            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS


                                                                For the Three Months Ended              For the Nine Months Ended
                                                                      September 30,                           September 30,
                                                                -------------------------            ------------------------------
                                                                  1994              1993                1994                  1993
                                                                --------          -------            ----------             -------
GROSS REVENUES                                                  $727,006          $   -              $2,313,149             $ -

COSTS AND EXPENSES:
  Costs of filmed entertainment                                  683,384           -                  2,066,789              -
  Distribution fees and expenses                                  95,146           -                    104,839              -
  Operating, general and administrative expenses                   4,150            4,239                18,369              23,648
                                                                --------          -------            ----------             -------

OPERATING INCOME (LOSS)                                          (55,674)          (4,239)              123,152             (23,648)
                                                                --------          -------            ----------             -------

OTHER INCOME (EXPENSE):
  Interest income                                                  1,656            5,879                 4,313              35,792
  Other, net                                                       -               18,507                 -                  18,507
                                                                --------          -------            ----------             -------

NET INCOME (LOSS)                                               $(54,018)         $20,147            $  127,465             $30,651
                                                                ========          =======            ==========             =======

ALLOCATION OF NET INCOME (LOSS):
  General Partner                                               $   (540)         $   201            $    1,275             $   307
                                                                ========          =======            ==========             =======

  Limited Partners                                              $(53,478)         $19,946            $  126,190             $30,344
                                                                ========          =======            ==========             =======

NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                                              $  (4.76)         $  1.78            $    11.24             $  2.81
                                                                ========          =======            ==========             =======

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP UNITS
  OUTSTANDING                                                     11,229           11,229                11,229              10,794
                                                                ========          =======            ==========             =======



            The accompanying notes to unaudited financial statements
              are an integral part of these unaudited statements.

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS


                                                                                          For the Nine Months Ended
                                                                                                September 30,
                                                                                        -----------------------------
                                                                                           1994              1993
                                                                                        ----------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                            $  127,465       $     30,651
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Amortization of filmed entertainment costs                                         2,066,789             -
      Increase in domestic income receivable                                              (600,000)            -
      Decrease in foreign income receivable                                                274,338             -
      Decrease in interest receivable                                                       -                  20,345
      Increase in other assets                                                              -                 (67,925)
      Increase (decrease) in accrued liabilities                                             2,196               (845)
      Increase in accounts payable to affiliates                                           238,106            468,930
      Increase (decrease)  in deferred revenue                                            (980,167)           490,083
                                                                                        ----------       ------------

         Net cash provided by operating activities                                       1,128,727            941,239
                                                                                        ----------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payment of production and overhead fee                                                  (468,000)            -
  Film production advances                                                                (382,148)        (3,925,458)
                                                                                        ----------       ------------

         Net cash used in investing activities                                            (850,148)        (3,925,458)
                                                                                        ----------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Contributed capital, net of commissions and syndication costs                             -                 843,525
  Interest distribution to limited partners                                                 (2,534)            -
  Increase in accrued distributions to partners                                             -                  23,953
  Distributions to partners                                                               (425,343)          (425,343)
                                                                                        ----------       ------------

         Net cash provided by (used in ) financing activities                             (427,877)           442,135
                                                                                        ----------       ------------

Decrease in cash and cash equivalents                                                     (149,298)        (2,542,084)

Cash and cash equivalents, beginning of period                                             253,758          2,784,773
                                                                                        ----------       ------------

Cash and cash equivalents, end of period                                                $  104,460       $    242,689
                                                                                        ==========       ============


            The accompanying notes to unaudited financial statements
              are an integral part of these unaudited statements.

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


(1)      BASIS OF PRESENTATION

         This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Programming Partners 2-A, Ltd. (the "Partnership") at September 30, 1994 and December 31, 1993 and the results of operations and its cash flows for the three and nine month periods ended September 30, 1994 and 1993. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. Certain prior year amounts have been reclassified to conform to the 1994 presentation.

(2)      TRANSACTIONS WITH AFFILIATED ENTITIES

         Jones Entertainment Group, Ltd. (the "General Partner") receives a production and overhead fee for administering the affairs of the Partnership equal to 12 percent of the lower of direct costs or budgeted direct costs of each programming project. This fee will be calculated and payable at the time principal photography commences on each particular project and, in the case of a series, is payable on a per episode basis. The Partnership paid a $100,000 production and overhead fee to the General Partner in March 1993 for the production of "Household Saints." In addition, the Partnership paid a $468,000 production and overhead fee to the General Partner in the second quarter of 1994 for the production of "The Whipping Boy." These fees are included in Investment/Advances for Film Production on the Partnership's Unaudited Balance Sheets. It is not anticipated that the General Partner will receive any additional production and overhead fees from the Partnership as the Partnership is not expected to invest in any additional programming projects.

         The General Partner also is entitled to reimbursement from the Partnership for its direct and indirect expenses allocable to the operations of the Partnership, which shall include, but not be limited to, rent, supplies, telephone, travel, legal expenses, accounting and auditing expenses, preparation and distribution of reports to investors and salaries of any full or part-time employees. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Although the General Partner is entitled to reimbursement for all direct and indirect expenses allocable to the Partnership, for the three month periods ended September 30, 1994 and 1993, only $1,674 and $624, respectively, were charged to the Partnership for such expenses and for the nine month periods ended September 30, 1994 and 1993, only $3,261 and $3,612, respectively, were charged to the Partnership for such expenses.

(3)      INVESTMENT/ADVANCES FOR FILM PRODUCTION

         "Charlton Heston Presents: The Bible"

         In May 1992, the General Partner, on behalf of the Partnership, entered into an agreement with Agamemnon Films, an unaffiliated party, to produce four one-hour programs for television, entitled "Charlton Heston
Presents: The Bible" (the "Bible Programs"). The production costs of the Bible Programs were approximately $2,100,000. In addition, the Partnership paid a $240,000 production and overhead fee to the General Partner. In return for agreeing to fund these production costs, the Partnership acquired all rights to the Bible Programs in all markets and in all media in perpetuity. As described in the following paragraph, the Partnership subsequently assigned half of its ownership of the Bible Programs to an unaffiliated party for an investment of $1,000,000 toward the production costs for the Bible Programs. After consideration of this investment by the unaffiliated party, the Partnership's total investment in the Bible Programs was $1,369,765 and its net investment, after consideration of amortization, was $993,733 at September 30, 1994.

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

         The Partnership and JDFC granted the General Partner the exclusive rights to distribute the Bible Programs. To accomplish this, the General Partner, on its own behalf, and GoodTimes entered into an agreement to form J/G Distribution Company to distribute the Bible Programs. J/G Distribution Company was formed effective as of June 24, 1992 and the Partnership granted it the sole and exclusive right to exhibit and distribute, and to license others to exhibit and distribute, the Bible Programs throughout the universe, in perpetuity, in all languages and in all media. J/G Distribution Company holds the copyright for the benefit of the Partnership (50 percent interest) and GoodTimes (50 percent interest). J/G Distribution Company is currently distributing the Bible Programs in the retail home video market. As of September 30, 1994, the Partnership's share of gross revenues totalled $171,994, of which $85,997 was retained by the distributor for its fees and marketing costs. The remaining $85,997 has been received by the Partnership.

         "Household Saints"

         In February 1993, the Partnership acquired a one-third ownership interest in a film scheduled for world-wide theatrical release entitled "Household Saints." The budgeted production costs of "Household Saints" were approximately $5,000,000, and the final production costs were approximately $5,300,000. For a one-third ownership interest in the film, the Partnership has contributed one-third of the budgeted production costs, or $1,666,667. Two unaffiliated entities contributed similar amounts. At September 30, 1994, the Partnership had invested approximately $1,913,890 in the film, which included production and overhead fee of $100,000 paid to the General Partner by the Partnership. Although under the terms of the Partnership's limited partnership agreement the General Partner is entitled to a fee of 12 percent of the lower of actual or budgeted production costs for each Partnership film project, which fee would have been approximately $600,000 for "Household Saints," the General Partner only took $100,000 as its production and overhead fee due to the limited involvement of the General Partner in the film's production. At September 30, 1994, the Partnership's net investment in the film, after consideration of amortization, was $1,389,138.

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

         "Household Saints" was released in theatres in the United States and Canada in September 1993 and the film performed to a disappointing box office of approximately $600,000 in the United States. Fine Line, a subsidiary of New Line, was the film's North American theatrical distributor. Fine Line earned a distribution fee equal to 20 percent of gross revenues generated by the distribution of the film in theatres in the United States and Canada and it was entitled to reimbursement of its distribution costs. Net theatrical revenues were split equally among the Partnership, New Line and Columbia Tristar. The funds that the Partnership and New Line each contributed for prints and advertising in connection with the film's North American theatrical release have been reimbursed to the Partnership and New Line. As of September 30, 1994, the Partnership's share of gross revenues totalled $603,198, of which $203,198 will be retained by the distributor for its fees and marketing costs. The remaining $400,000 has been received by the Partnership and has been applied toward recoupment of its $406,000 prints and advertising expenditures.

         The film's international distribution in all media is being undertaken by New Line International, also a subsidiary of New Line. From the gross revenues generated by the film's distribution in all international media, New Line International will be entitled to a 20 percent distribution fee plus reimbursement of its costs, which are not to exceed $50,000, incurred in distributing the film internationally. Net international revenues will be split equally among the Partnership, New Line and Columbia Tristar. As of September 30, 1994, international sales of approximately $1,050,000 had been made, of which approximately $946,000 was attributed to sales in Italy and Spain. Distribution in the international media is continuing.

         The film's domestic home video distribution was undertaken by Columbia Tristar. The disappointing U.S.theatrical box office translated to a disappointing unit volume of rental home video sales (under 10,000 units have been sold). From the gross revenues generated by the distribution of the film in U.S. home video markets, Columbia Tristar will be entitled to a 20 percent distribution fee plus reimbursement of its distribution costs, which are not to exceed 18 percent of home video gross revenues. Net revenues from home video sales will be split equally among the Partnership, New Line and Columbia Tristar. As of September 30, 1994, domestic home video sales of approximately $24,000 had been made.

         The film's distribution on television in the United States is being undertaken jointly by New Line and the General Partner. From gross revenues generated by the distribution of the film in U.S. television markets, New Line and the General Partner will split a 20 percent distribution fee and will be entitled to reimbursement of their costs incurred in distributing the film in such markets. Net revenues from the distribution of the film in U.S. television markets will be split equally among the Partnership, New Line and Columbia Tristar.

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

         "The Whipping Boy"

         In August 1993, the Partnership acquired the rights to "The Whipping Boy." "The Whipping Boy" has been made into a two-hour telefilm. The film premiered in the North American television market on The Disney Channel, which is one of the leading pay cable television services in the United States and Canada, in July 1994. The film cost was approximately $4,100,000. At September 30, 1994, the Partnership had invested approximately $2,668,111 in the film, which includes a $468,000 production and overhead fee paid to the General Partner. At September 30, 1994, the Partnership's net investment in the film, after consideration of amortization, was $794,186. The film was co-produced by the General Partner and Gemini Films, a German company. Principal photography on the movie commenced in September 1993, and post-production occurred in October 1993. The completed picture was delivered to The Disney Channel in the second quarter of 1994.

         The Partnership was responsible for approximately one-half of the $4,100,000 production cost, with the balance of the production budget funded by Gemini Films and other co-production partners and/or territorial advances from the film's international distributors. The amount contributed to the production budget by the Partnership will be partially reimbursed by license advances totalling $2,100,000 from The Disney Channel, of which $1,500,000 has been received by the Partnership at September 30, 1994.

         Gemini Films will have, in perpetuity, the copyright and all exploitation rights to the film in German language territories (defined as Germany, Austria, German-speaking Switzerland and German-speaking Luxembourg). It is anticipated that the film will be released theatrically in Germany in the fourth quarter. Although these exploitation rights will remain the sole property of Gemini Films, Gemini Films will account to the Partnership for any revenue therefrom.

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

         The General Partner and Gemini Films have selected Canal Plus Distribution as the company that will distribute and exploit the movie outside of North America. Canal Plus Distribution will earn distribution fees of 15 percent of the film's gross receipts outside of North America, and it will be reimbursed for its expenses capped at 10 percent of the film's gross receipts outside of North America (excluding dubbing costs). Canal Plus Distribution will be responsible for accounting and remitting to Gemini Films the net revenues from the film's distribution in all markets and in all media outside of North America. Gemini Films will be responsible for forwarding the Partnership's share of such revenues within 10 days of receipt of such funds from Canal Plus.

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                            (A Limited Partnership)

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              FINANCIAL CONDITION

Capital Resources

         The Partnership's potential sources of capital are funds to be received from the domestic and international distribution of the Partnership's programming.

         The Partnership received limited partner subscriptions totaling $5,614,500, of which $4,842,506 was available for investment after payment of sales commissions and other organizational and offering costs. The Partnership has distributed $18,526 of interest earned on these subscriptions; $15,992 was distributed to the limited partners in 1992 when the Partnership was formed and an additional $2,534 was distributed to the limited partners in 1994 for interest earned on subscriptions during the rescission period. The Partnership has invested all of its net offering proceeds in film projects. At September 30, 1994, the Partnership had $104,460 in cash. It is not anticipated that the Partnership will invest in any additional programming projects, but instead will focus on the distribution of its existing projects.

Liquidity

         The Partnership's principal sources of liquidity are cash on hand and amounts to be received fromthe domestic and international distribution of its programming.

         In May 1992, the General Partner, on behalf of the Partnership, entered into an agreement with Agamemnon Films, an unaffiliated party, to produce four one-hour programs for television, entitled "Charlton Heston
Presents: The Bible" (the "Bible Programs"). The production costs of the Bible Programs were approximately $2,100,000. In addition, the Partnership paid a $240,000 production and overhead fee to the General Partner. In return for agreeing to fund these production costs, the Partnership acquired all rights to the Bible Programs in all markets and in all media in perpetuity. The Partnership subsequently assigned half of its ownership of the Bible Programs to an unaffiliated party, GoodTimes, for an investment of $1,000,000 toward the production costs for the Bible Programs.

         In April 1992, the General Partner, on behalf of the Partnership, entered into an agreement with an affiliate of the Arts & Entertainment Network (the "A&E Network") for the rights to exhibit the Bible Programs over the A&E Network for a period of four years. Under the terms of this agreement, the Partnership received $400,000 from the A&E Network. Of the $400,000 received by the Partnership pursuant to its agreement with the A&E Network, $191,000 was paid to GoodTimes Home Video Corporation for its 50 percent interest, net of $9,000 in administrative costs. The Partnership and the A&E Network each had an option to terminate their agreement at the end of the four-year exhibition period within twelve months from the November 6, 1992 delivery of the Bible Programs to the A&E Network by paying the non-terminating party $50,000. In November 1993, the A&E Network decided to terminate the agreement.

         The Partnership granted the General Partner the exclusive rights to distribute the Bible Programs. To accomplish this, the General Partner, on its own behalf, and GoodTimes entered into an agreement to form J/G Distribution Company to distribute the Bible Programs. J/G Distribution Company was formed effective as of June 24, 1992 and the Partnership granted it the sole and exclusive right to exhibit and distribute, and to license others to exhibit and distribute, the Bible Programs throughout the universe, in perpetuity, in all languages and in all media. J/G Distribution Company holds the copyright for the benefit of the Partnership (50 percent interest) and GoodTimes (50 percent interest). J/G Distribution Company is currently distributing the Bible Programs in the retail home video market. At September 30, 1994, the Partnership had received $85,997 from the sale of the Bible Programs in the home video market by J/G Distribution Company.

         In February 1993, the Partnership acquired a one-third ownership interest in a film scheduled for world-wide theatrical release entitled "Household Saints." For a one-third ownership interest in the film, the Partnership has contributed one-third of the budgeted production costs, or $1,666,667, along with two other unaffiliated entities. At September 30, 1994, the Partnership had invested approximately $1,913,890 in the film, which included production and overhead fee of $100,000 paid to the General Partner by the Partnership. Although under the terms of the Partnership's limited partnership agreement the General Partner is entitled to a fee of 12 percent of the lower of actual or budgeted production costs for each Partnership film project, which fee would have been approximately $600,000 for "Household Saints," the General Partner only took $100,000 as its production and overhead fee due to the limited involvement of the General Partner in the film's production. In addition, the Partnership paid approximately $406,000 for prints and advertising costs.

         An unaffiliated entity began marketing the film in all international media in March 1993, and in September 1993, the film was released in theaters in the United States and Canada. The film performed to a disappointing box office of approximately $600,000 in the United States. The disappointing U.S. theatrical box office translated to a disappointing unit volume of rental home video sales (under 10,000 units have been sold). The funds that the Partnership and another one-third owner contributed for prints and advertising in connection with the film's theatrical release will be reimbursed from world-wide revenues in a senior position before the three owners begin participating in the one-third revenue split. As of September 30, 1994, the Partnership's share of gross revenues totalled $603,198, of which $203,198 has been retained by the distributor for its fees and marketing costs. The remaining $400,000 has been received by the Partnership and had been applied toward recoupment of its prints and advertising costs.

         In August 1993, the Partnership acquired the rights to "The Whipping Boy." "The Whipping Boy" has been made into a two-hour telefilm. At September 30, 1994, the Partnership had invested approximately $2,668,111 in the film, which includes a $468,000 production and overhead fee payable to the General Partner. The Partnership has received approximately $1,500,000 and expects to receive $600,000 in the fourth quarter from The Disney Channel for licensing certain rights to the film to The Disney Channel.

         In December 1993, the Partnership declared a distribution of $141,781 which was paid to the partners in February 1994. In March 1994, the Partnership declared a distribution of $141,781, which was paid to the partners in May 1994. In June 1994, the Partnership declared a distribution of $141,781, which was paid to the partners in August 1994. In September 1994, the Partnership declared a distribution of $141,781, which will be paid to the partners in November 1994. These distributions were made using cash on hand, interest income and cash provided by operations. Distributions are expected to continue, although no determination has been made regarding any specific level of future distributions.

         Accounts payable to affiliates totalled $406,134 at September 30, 1994. Advances from affiliates were provided to meet the needs of the Partnership and will be repaid upon receipt of $600,000 from The Disney Channel, which is expected to be received in the fourth quarter.

         The General Partner believes that the Partnership has, and will continue to have, sufficient sources of capital available to conduct its operations and to meet its future presently anticipated obligations.

                             RESULTS OF OPERATIONS

         Revenues of the Partnership increased $727,006, from $-0- for the three month period ended September 30, 1993 to $727,006 for the similar period in 1994. Revenues of the Partnership increased $2,313,149, from $-0- for the nine month period ended September 30, 1993 to $2,313,149 for the similar period in 1994. These increases were the result of sales of the Partnership's programming during 1994. In 1994, the Partnership recognized revenues of $41,155 associated with "Household Saints," $171,994 associated with "Charlton Heston Presents: The Bible" (the "Bible Programs") and $2,100,000 associated with "The Whipping Boy."

         Filmed entertainment costs increased $683,384, from $-0- for the three month period ended September 30, 1993 to $683,384 for the similar period in 1994. Filmed entertainment costs increased $2,066,789, from $-0- for the nine month period ended September 30, 1993 to $2,066,789 for the similar period in 1994. These increases were the result of increased revenues as mentioned above because filmed entertainment costs are amortized over the life of each film in the ratio that current gross revenues bear to anticipated total gross revenues.

         Distribution fees and expenses increased $95,146, from $-0- for the three month period ended September 30, 1993 to $95,146 for the similar period in 1994. Distribution fees and expenses increased $104,839, from $-0- for the nine month period ended September 30, 1993 to $104,839 for the similar period in 1994. These increases were the result of domestic and international home video sales of the "Bible Programs" and of international sales of "Household Saints," which accounted for $85,997 and $18,842, respectively. Distribution fees and expenses relate to the compensation due and costs incurred by unaffiliated parties in selling the Partnership's film productions in the international theatrical, television and home video markets.

         Operating, general and administrative expenses decreased $89, from $4,239 for the three month period ended September 30, 1993 to $4,150 for the similar period in 1994. Operating, general and administrative expenses decreased $5,279, from $23,648 for the nine month period ended September 30, 1993 to $18,369 for the similar period in 1994. This decrease was primarily due to a decrease in professional service costs incurred by the Partnership during the nine month period ended September 30, 1994 as compared to the similar 1993 period.

         Interest income decreased $4,223, from $5,879 for the three month period ended September 30, 1993 to $1,656 for the similar period in 1994. Interest income decreased $31,479, from $35,792 for the nine month period ended September 30, 1993 to $4,313 for the similar period in 1994. These decreases in interest income are the result of lower average cash balances invested during 1994 as compared to average balances invested in 1993.

         The Partnership recorded net income of $20,147 for the three months ended September 30, 1993 as compared to a net loss of $54,018 for the similar period in 1994. This change is primarily due to an increase in the costs of filmed entertainment that exceeded the increase in revenues and a decrease in interest income in 1994. The Partnership recorded net income of $30,651 for the nine months ended September 30, 1993 as compared to net income of $127,465 for the similar period in 1994. This change is primarily due to a decrease in operating, general and administrative expenses and to an increase in revenues, which was only partially offset by an increase in the costs of filmed entertainment, in 1994.

                          Part II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

         a)  Exhibits

             27)  Financial Data Schedule

         b)  Reports on Form 8-K

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

                                 JONES PROGRAMMING PARTNERS 2-A, LTD.
                                 BY:  JONES ENTERTAINMENT GROUP, LTD.
                                      General Partner


                                 By:  /S/ Theodore A. Henderson
                                      Theodore A. Henderson
                                      Principal Financial and Accounting Officer


Dated:  November 11, 1994

                                EXHIBIT INDEX

                                                            SEQUENTIALLY
EXHIBIT                                                       NUMBERED
NUMBER                   DESCRIPTION                            PAGE
- - -------                  -----------                        ------------
  27                Financial Data Schedule