Form 10-K
JONES PROGRAMMING PARTNERS 2-A LTD
filed 1995-03-30
CIK 868610

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1994
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from               to
                                      ------    ------
Commission file number:       0-20944

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
             (Exact name of registrant as specified in its charter)


                     Colorado                                                                       84-1088819
                     --------                                                                       ----------
              (State of Organization)                                                   (IRS Employer Identification No.)

   P.O. Box 3309, Englewood, Colorado 80155-3309                                                  (303) 792-3111
   ---------------------------------------------                                                  --------------
(Address of principal executive office and Zip Code)                             (Registrant's telephone no. including area code)

        Securities registered pursuant to Section 12(b) of the Act:None Securities registered pursuant to Section 12(g) of the Act:Limited Partnership
                                   Interests

Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                  Yes   x                                  No
                       ---                                     ---

Aggregate market value of the voting stock held by non-affiliates of the registrant: N/A

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                     --------


                  DOCUMENTS INCORPORATED BY REFERENCE:  None

                                    PART I.

                               ITEM 1.  BUSINESS

    Jones Programming Partners 2-A, Ltd. (the "Partnership") is a Colorado limited partnership that was formed in March 1992 pursuant to the public offering of limited partnership interests in the Jones Programming Partners Limited Partnership Program. Jones Entertainment Group, Ltd., a Colorado corporation, is the general partner of the Partnership (the "General Partner").

    The Partnership engages primarily in the business of acquiring, developing, producing and distributing original programming ("Programming") to be owned by the Partnership. As of December 31, 1994, the Partnership had three Programming projects: "Charlton Heston Presents: The Bible," "Household Saints" and "The Whipping Boy." Following is a description of these Programming projects.

    Charlton Heston Presents: The Bible. In May 1992, the General Partner, on behalf of the Partnership, entered into an agreement with Agamemnon Films, an unaffiliated party, to produce four one-hour programs for television, entitled "Charlton Heston Presents: The Bible" (the "Bible Programs"). The production costs of the Bible Programs were approximately $2,370,000. In return for agreeing to fund these production costs, the Partnership acquired all rights to the Bible Programs in all markets and in all media in perpetuity. As described in the following paragraph, the Partnership subsequently assigned half of its ownership of the Bible Programs to an unaffiliated party for an investment of $1,000,000 toward the production costs for the Bible Programs. After consideration of this investment by the unaffiliated party, the Partnership's net investment in the Bible Programs, after consideration of amortization, was $664,617 at December 31, 1994. From inception to December 31, 1994, the Partnership has recognized $782,402 of revenue from this film.

    In order to reduce the Partnership's financial exposure, the General Partner, on behalf of the Partnership, assigned one-half of the Partnership's interest in the Bible Programs to GoodTimes Home Video Corporation ("GoodTimes), an unaffiliated entity directly involved in the specialty home video and international television distribution business, for an investment by GoodTimes of $1,000,000. The Partnership and GoodTimes funded Jones Documentary Film Corporation ("JDFC"), which in turn contracted with Agamemnon Films for the production of the Bible Programs. JDFC was formed to insulate the Partnership and GoodTimes for certain risks and potential liabilities associated with the production of programming in foreign countries because the Bible Programs were filmed on location in the Holy Lands.

    The Partnership and JDFC granted the General Partner the exclusive rights to distribute the Bible Programs. To accomplish this, the General Partner, on its own behalf, and GoodTimes entered into an agreement to form J/G Distribution Company to distribute the Bible Programs. J/G Distribution Company was formed effective as of June 24, 1992 and the Partnership granted it the sole and exclusive right to exhibit and distribute, and to license others to exhibit and distribute, the Bible Programs throughout the universe, in perpetuity, in all languages and in all media. J/G Distribution Company holds the copyright for the benefit of the Partnership (50 percent interest) and GoodTimes (50 percent interest). J/G Distribution Company is currently distributing the Bible Programs in the retail home video market. At December 31, 1994, gross sales made by J/G Distribution Company totaled $532,402, of which $266,201 will be retained by J/G Distribution Company for its fees and marketing costs, with the remaining $266,201 belonging to the Partnership. At December 31, 1994, the Partnership had received $91,838 of such amounts. The remaining $174,363 was received in the first quarter of 1995.

    In October 1994, J/G Distribution Company, an affiliate of the General Partner, and Jones Interactive, Inc. ("JII"), also an affiliate of the General Partner, entered into an agreement to produce a CD-ROM version of the Bible Programs. The total cost for production of the CD-ROM version will be funded by J/G Distribution Company. No Partnership funds will be utilized in the production of the CD-ROM version; however, after J/G Distribution Company has recouped its production costs, distribution fees and costs associated with distribution, remaining net revenues will flow to the Partnership in the same manner as net video revenue. The production is being done on two separate discs, one for the Old Testament, which is expected to be completed in the second quarter of 1995, and a second disc for the New Testament, which is expected to be completed in the fourth quarter of 1995. Distribution of the CD-ROM version will be done in the United States and Canada by affiliates of J/G Distribution Company.

    Household Saints. In February 1993, the Partnership acquired a one-third ownership interest in a film scheduled for worldwide theatrical release entitled "Household Saints." The budgeted production costs of "Household Saints" were approximately $5,000,000, and the final production costs were approximately $5,300,000. For a one-third ownership interest in the film, the Partnership has contributed one-third of the budgeted production costs, or $1,666,667. Two unaffiliated entities contributed similar amounts. At December 31, 1994, the Partnership had invested approximately $1,914,000 in the film, which included a production and overhead fee of $100,000 paid to the General Partner by the Partnership. Although under the terms of the Partnership's limited partnership agreement the General Partner is entitled to a fee of 12 percent of the lower of actual or budgeted production costs for each Partnership film project, which fee would have been approximately $600,000 for "Household Saints," the General Partner only took $100,000 as its production and overhead fee due to the limited involvement of the General Partner in the film's production. At December 31, 1994, the Partnership's net investment in the film, after consideration of amortization, was $1,389,166. From inception to December 31, 1994, the Partnership has recognized $400,000 of revenue from this film.

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

    "Household Saints" was released in theaters in the United States and Canada in September 1993 and the film performed to a disappointing box office of approximately $600,000 in the United States. Fine Line, a subsidiary of New Line, was the film's North American theatrical distributor. Fine Line earned a distribution fee equal to 20 percent of gross revenues generated by the distribution of the film in theaters in the United States and Canada and it was entitled to reimbursement of its distribution costs. Net theatrical revenues were split equally among the Partnership, New Line and Columbia Tristar. The funds that the Partnership and New Line each contributed for prints and advertising in connection with the film's North American theatrical release have been reimbursed to the Partnership and New Line. As of December 31, 1994, the Partnership's share of gross revenues totaled $603,198, of which $203,198 will be retained by the distributor for its fees and marketing costs. The remaining $400,000 has been received by the Partnership.

    The film's international distribution in all media is being undertaken by New Line International, also a subsidiary of New Line. From the gross revenues generated by the film's distribution in all international media, New Line International will be entitled to a 20 percent distribution fee plus reimbursement of its costs, which are not to exceed $50,000, incurred in distributing the film internationally. Net international revenues will be split equally among the Partnership, New Line and Columbia Tristar. As of December 31, 1994, international sales of approximately $1,102,000 had been made, of which approximately $946,000 was attributed to sales in Italy and Spain. Distribution in the international media is continuing.

    The film's domestic home video distribution was undertaken by Columbia Tristar. The disappointing U.S. theatrical box office translated to a disappointing unit volume of rental home video sales (under 10,000 units have been sold). From the gross revenues generated by the distribution of the film in U.S. home video markets, Columbia Tristar will be entitled to a 20 percent distribution fee plus reimbursement of its distribution costs, which are not to exceed 18 percent of home video gross revenues. Net revenues from home video sales will be split equally among the Partnership, New Line and Columbia Tristar. As of December 31, 1994, domestic home video sales of approximately $26,000 had been made.

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

    The General Partner's Board of Directors has agreed in principal to purchase the Partnership's interest in "Household Saints" from the Partnership. The General Partner is in the process of obtaining the required three separate independent appraisals of the fair market value of the Partnership's interest in "Household Saints." As soon as the appraisals are obtained, an agreement between the General Partner and the Partnership will be signed and the purchase price of the film will be no less than the average of the three appraisals. Closing of this sale is expected in 1995.

    The General Partner has not yet determined how the proceeds from the sale of "Household Saints" will be used by the Partnership. It is possible that the Partnership will use a portion of the sale proceeds to invest in an additional programming project. The General Partner has also not yet determined what portion of the sale proceeds from "Household Saints" will be distributed to the limited partners. At a minimum, however, the Partnership will distribute enough of the sale proceeds to the limited partners to cover the limited partners' federal income tax liability, if any, resulting from the sale.

    The Whipping Boy. In August 1993, the Partnership acquired the rights to "The Whipping Boy." "The Whipping Boy" has been made into a two hour telefilm. The film premiered in the North American television market on The Disney Channel, which is one of the leading pay cable television services in the United States and Canada, in July 1994. The film cost was approximately $4,100,000. At December 31, 1994, the Partnership had invested approximately $2,669,000 in the film, which includes a $468,000 production and overhead fee paid to the General Partner. At December 31, 1994, the Partnership's net investment in the film, after consideration of amortization, was $1,067,466. The film was co-produced by the General Partner and Gemini Films, a German company. Principal photography on the movie commenced in September 1993, and post-production occurred in October 1993. The completed picture was delivered to The Disney Channel in the second quarter of 1994. From inception to December 31, 1994, the Partnership has recognized $2,100,000 of revenue from this film.

    The Partnership was responsible for approximately one-half of the $4,100,000 production cost, with the balance of the production budget funded by Gemini Films and other co-production partners and/or territorial advances from the film's international distributors. The amount contributed to the production budget by the Partnership was partially reimbursed by license advances totaling $2,100,000 received from The Disney Channel.

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

    The Partnership will own the worldwide copyright, excluding German language territories, in perpetuity. Although the Partnership will own all exploitation rights in all media in North America, which is defined as the United States, Canada and their respective territories and possessions, the Partnership will account to Gemini Films for any revenue generated therefrom.

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

    During 1994, the Partnership declared distributions totaling $567,124. At December 31, 1994, all of these distributions had been paid except for $141,781, which was paid in February 1995. These distributions were made using cash on hand, interest income and cash provided by operating activities. Distributions are expected to continue, although no determination has been made regarding any specific level of future distributions. Distributions reduce the financial flexibility of the Partnership. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The General Partner, on behalf of the Partnership, continues to seek additional licensing agreements for the distribution of the Partnership's filmed entertainment. The Partnership will seek to recover its investment in filmed entertainment by relicensing its assets through international sales, domestic cable or syndication, home video and ancillary markets.

    The Partnership is in competition with many other organizations that acquire, develop, produce and exploit programming, many of which have far greater financial and personnel resources. These include the major film studios, independent production companies, cable television networks and distributors. Also, there is substantial competition in the industry for a limited number of writers, producers, directors, actors and properties that are able to attract major distribution in the various media and markets throughout the world. Television itself competes with many other forms of entertainment. Many writers, performers, directors and technical personnel who may be involved in the Programming are members of guilds or unions that bargain collectively with producers on an industry-wide basis from time to time. Any work stoppages or other labor difficulties could significantly delay or stop the production of Programming, which may result in increased production costs and delayed or reduced returns to investors.

    There is intense competition within the television programming industry for exhibition time on cable television networks, domestic broadcast networks, independent television stations and foreign television. In addition to this substantial competition, not all productions are licensed in all media. In recent years, the number of television production companies and the volume of programming have increased, thereby intensifying this competition. The Programming will be based on ideas, scripts and screenplays approved for production by the General Partner. Acceptance of the Programming in certain distribution media may be limited and the Programming will compete with other types of television programming in all distribution media.

                              ITEM 2.  PROPERTIES

    See Item 1.

                           ITEM 3.  LEGAL PROCEEDINGS

    None.

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II.

               ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
                      AND RELATED SECURITY HOLDER MATTERS

    While the Partnership is publicly held, there is no public market for the limited partnership interests and it is not expected that such a market will develop in the future. As of February 15, 1995, the approximate number of equity security holders in the Partnership was 540.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                     For the Year Ended
                                                                         December 31,               From Inception
                                                               -----------------------------     (March 10, 1992) to
                                                                    1994            1993          December 31, 1992
                                                               -------------    ------------    ---------------------
Gross Revenues                                                 $2,673,557      $  612,042             $  200,000
Costs of Filmed Entertainment                                   2,123,181         534,611                173,309
Distribution Fees and Expenses                                    285,043         594,557                  9,000
Operating, General and Administrative
  Expenses                                                         23,135           6,999                  9,427
Operating Income (Loss)                                           242,198        (524,125)                 8,264
Net Income (Loss)                                                 247,628        (485,458)                61,799
Net Income (Loss) per Limited
  Partnership Unit                                                  21.83          (44.08)                 10.40
Weighted Average Number of Limited
  Partnership Units Outstanding                                    11,229          10,903                  5,884
General Partner's Deficit                                         (14,177)        (10,982)                  (456)
Limited Partners' Capital                                       3,321,466       3,640,300              3,838,831
Total Assets                                                    3,456,500       5,389,794              3,963,703
Debt                                                               -               -                      -
General Partner Advances                                           -              168,028                 -


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                             Results of Operations

1994 Compared to 1993

         Revenues of the Partnership increased $2,061,515, from $612,042 in 1993 to $2,673,557 in 1994. This increase was primarily the result of license fee revenue received by the Partnership for "The Whipping Boy" totaling $2,100,000 in 1994. No such license fee was received in 1993. The Partnership also received revenues of $532,402 in 1994 as compared to $50,000 in 1993 for "Charlton Heston Presents: The Bible" (the "Bible Programs"). These increases in revenues were partially offset by a decrease in revenues from "Household Saints," which totaled $41,155 in 1994 compared to $562,042 in 1993.

         Filmed entertainment costs increased $1,588,570, from $534,611 in 1993 to $2,123,181 in 1994. This increase was the result of the increased revenues as mentioned above. Filmed entertainment costs are amortized over the life of each film in the ratio that current gross revenues bear to anticipated total gross revenues.

         Distribution fees and expenses decreased $309,514, from $594,557 in 1993 to $285,043 in 1994. This decrease was the result of the recognition of prints and advertising costs of approximately $406,000 in 1993, compared to no such costs in 1994, and also to a decrease in international sales of "Household Saints" in 1994. Distribution fees and expenses relate to the compensation due and costs incurred by distribution companies in licensing the Partnership's film productions in the international theatrical, television and home video markets. Although revenues increased in 1994 as compared to 1993, the primary reason for the revenue increase in 1994 was due to the recognition of license fee revenue for "The Whipping Boy," which fee did not have any associated distribution costs because this telefilm was licensed to The Disney Channel.

         Interest income decreased $33,237, from $38,667 in 1993 to $5,430 in 1994. This decrease in interest income is the result of lower average cash balances invested during 1994 as compared to average balances invested in 1993.

         The Partnership recognized a net loss of $485,458 in 1993 compared to net income of $247,628 in 1994. This change is primarily the result of an increase in revenue relating to "The Whipping Boy," a decrease in distribution fees and expenses relating to "Household Saints" and the fact that there were no distribution fees and expenses for "The Whipping Boy."

1993 Compared to 1992

         Revenues of the Partnership increased $412,042, from $200,000 in 1992 to $612,042 in 1993. This increase was primarily the result of international sales of "Household Saints" during 1993.

         Filmed entertainment costs increased $361,302, from $173,309 in 1992 to $534,611 in 1993. This increase was the result of increased revenues as mentioned above. Filmed entertainment costs are amortized over the life of the film in the ratio that current gross revenues bear to anticipated total gross revenues.

         Distribution fees and expenses increased $585,557, from $9,000 in 1992 to $594,557 in 1993. This increase was also the result of international sales of "Household Saints." This increase was primarily the result of advertising costs incurred for "Household Saints" of approximately $406,000. These distribution fees and expenses relate to the compensation due and costs incurred by unaffiliated parties in selling the Partnership's film productions in the international theatrical, television and home video markets.

         Operating, general and administrative expenses decreased $2,428, from $9,427 in 1992 to $6,999 in 1993.

         Interest income decreased $14,868, from $53,535 in 1992 to $38,667 in 1993. This decrease in interest income is the result of lower average cash balances invested during 1993 as compared to average balances invested in 1992.

                              Financial Condition

Capital Resources

         The Partnership's potential sources of capital are funds to be received from the domestic and international distribution of the Partnership's programming.

         The Partnership received limited partner subscriptions totaling $5,614,500, of which $4,842,506 was available for investment after payment of sales commissions and other organizational and offering costs. The Partnership has distributed $18,526 of interest earned on these subscriptions; $15,992 was distributed to the limited partners in 1992 when the Partnership was formed and an additional $2,534 was distributed to the limited partners in 1994 for interest earned on subscriptions during the rescission period. The Partnership has invested all of its net offering proceeds in film projects. At December 31, 1994, the Partnership had $160,888 in cash.

Liquidity

         The Partnership's principal sources of liquidity are cash on hand and amounts to be received from the domestic and international distribution of its programming.

         In May 1992, the General Partner, on behalf of the Partnership, entered into an agreement with Agamemnon Films, an unaffiliated party, to produce four one-hour programs for television, entitled "Charlton Heston
Presents: The Bible" (the "Bible Programs"). The production costs of the Bible Programs were approximately $2,370,000. In return for agreeing to fund these production costs, the Partnership acquired all rights to the Bible Programs in all markets and in all media in perpetuity. The Partnership subsequently assigned half of its ownership of the Bible Programs to an unaffiliated party, GoodTimes Home Video Corporation ("GoodTimes"), for an investment of $1,000,000 toward the production costs for the Bible Programs.

         The Partnership granted the General Partner the exclusive rights to distribute the Bible Programs. To accomplish this, the General Partner, on its own behalf, and GoodTimes entered into an agreement to form J/G Distribution Company to distribute the Bible Programs. J/G Distribution Company was formed as of June 24, 1992 and the Partnership granted it the sole and exclusive right to exhibit and distribute, and to license others to exhibit and distribute, the Bible Programs throughout the universe, in perpetuity, in all languages and in all media. J/G Distribution Company holds the copyright for the benefit of the Partnership (50 percent interest) and GoodTimes (50 percent interest). J/G Distribution Company is currently distributing the Bible Programs in the retail home video market. At December 31, 1994, gross sales made by J/G Distribution Company totaled $532,402, of which $266,201 will be retained by J/G Distribution Company for its fees and marketing costs, with the remaining $266,201 belonging to the Partnership. At December 31, 1994, the Partnership had received $91,838 of such amounts. The remaining $174,363 was received in the first quarter of 1995.

         In October 1994, J/G Distribution Company, an affiliate of the General Partner, and Jones Interactive, Inc. ("JII"), also an affiliate of the General Partner, entered into an agreement to produce a CD-ROM version of the Bible Programs. The total cost for production of the CD-ROM version will be funded by J/G Distribution Company. No Partnership funds will be utilized in the production of the CD-ROM version; however, after J/G Distribution Company has recouped its production costs, distribution fees and costs associated with distribution, remaining net revenues will flow to the Partnership in the same manner as net video revenue. The production is being done on two separate discs, one for the Old Testament, which is expected to be completed in the second quarter of 1995, and a second disc for the New Testament, which is expected to be completed in the fourth quarter of 1995. Distribution of the CD-ROM version will be done in the United States and Canada by affiliates of J/G Distribution Company.

         In February 1993, the Partnership acquired a one-third ownership interest in a film scheduled for worldwide theatrical release entitled "Household Saints." For a one-third ownership interest in the film, the Partnership has contributed one-third of the budgeted production costs, or $1,666,667, along with two other unaffiliated entities. At December 31, 1994, the Partnership had invested approximately $1,914,000 in the film, which included a production and overhead fee of $100,000 paid to the General Partner by the Partnership. Although under the terms of the Partnership's limited partnership agreement the General Partner is entitled to a fee of 12 percent of the lower of actual or budgeted production costs for each Partnership film project, which fee would have been approximately $600,000 for "Household Saints," the General Partner only took $100,000 as its production and overhead fee due to the limited involvement of the General Partner in the film's production. In addition, the Partnership paid approximately $406,000 for prints and advertising costs.

         An unaffiliated entity began marketing the film in all international media in March 1993, and in September 1993, the film was released in theaters in the United States and Canada. The film performed to a disappointing box office of approximately $600,000 in the United States. The disappointing U.S. theatrical box office translated to a disappointing unit volume of rental home video sales (under 10,000 units have been sold). The funds that the Partnership and another one-third owner contributed for prints and advertising in connection with the film's theatrical release will be reimbursed from worldwide revenues in a senior position before the three owners begin participating in the one-third revenue split. As of December 31, 1994, the Partnership's share of gross revenues totaled $603,198, of which $203,198 has been retained by the distributor for its fees and marketing costs. The remaining $400,000 has been received by the Partnership and had been applied toward recoupment of its prints and advertising costs.

         The General Partner's Board of Directors has agreed in principal to purchase the Partnership's interest in "Household Saints" from the Partnership. The General Partner is in the process of obtaining the required three separate independent appraisals of the fair market value of the Partnership's interest in "Household Saints." As soon as the appraisals are obtained, an agreement between the General Partner and the Partnership will be signed and the purchase price of the film will be no less than the average of the three appraisals. Closing of this sale is expected in 1995.

         The General Partner has not yet determined how the proceeds from the sale of "Household Saints" will be used by the Partnership. It is possible that the Partnership will use a portion of the sale proceeds to invest in an additional programming project. The General Partner has also not yet determined what portion of the sale proceeds from "Household Saints" will be distributed to the limited partners. At a minimum, however, the Partnership will distribute enough of the sale proceeds to the limited partners to cover the limited partners' federal income tax liability, if any, resulting from the sale.

         In August 1993, the Partnership acquired the rights to "The Whipping Boy." "The Whipping Boy" has been made into a two-hour telefilm. At December 31, 1994, the Partnership had invested approximately $2,669,000 in the film, which includes a $468,000 production and overhead fee paid to the General Partner. The Partnership has received approximately $2,100,000 from The Disney Channel for licensing certain rights to the film to The Disney Channel.

         Depending on market conditions, the General Partner will pursue distribution of "The Whipping Boy" in the domestic home video market in 1995. The film will also be distributed internationally in the theatrical and home video markets in 1995.

         In December 1993, the Partnership declared a distribution of $141,781, which was paid to the partners in February 1994. During 1994, the Partnership declared distributions totaling $567,123, of which $141,781 had not been paid to the partners as of December 31, 1994 and which was paid to the partners in February 1995. These distributions were made using cash on hand, interest income and cash provided by operating activities. Distributions are expected to continue, although no determination has been made regarding any specific level of future distributions. Distributions reduce the financial flexibility of the Partnership.

         The General Partner believes that the Partnership has, and will continue to have, sufficient sources of capital available to conduct its operations and to meet its future obligations.

Item 8.  Financial Statements

                     JONES PROGRAMMING PARTNERS 2-A, LTD.

                             FINANCIAL STATEMENTS

                       AS OF DECEMBER 31, 1994 AND 1993

                                    INDEX



                                                                          Page
                                                                          ----
Report of Independent Public Accountants                                   12

Balance Sheets                                                             13

Statements of Operations                                                   14

Statements of Partners' Capital (Deficit)                                  15

Statements of Cash Flows                                                   16

Notes to Financial Statements                                              17

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Jones Programming Partners 2-A, Ltd.:

         We have audited the accompanying balance sheets of Jones Programming Partners 2-A, Ltd. (a Colorado limited partnership) as of December 31, 1994 and 1993, and the related statements of operations, partners' capital (deficit) and cash flows for the years ended December 31, 1994 and 1993 and for the period from inception (March 10, 1992) to December 31, 1992. These financial statements are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jones Programming Partners 2-A, Ltd. as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years ended December 31, 1994 and 1993 and for the period from inception (March 10, 1992) to December 31, 1992, in conformity with generally accepted accounting principles.


                                                             ARTHUR ANDERSEN LLP



Denver, Colorado,
March 22, 1995.

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                            (A Limited Partnership)

                                 BALANCE SHEETS


                                                                                     December 31,
                                                                              --------------------------
                        ASSETS                                                    1994           1993
                        ------                                                -----------     ----------
CASH AND CASH EQUIVALENTS                                                     $   160,888     $  253,758

ACCOUNTS RECEIVABLE                                                               174,363        274,338

INVESTMENT/ADVANCES FOR FILM PRODUCTION,
  net of accumulated amortization of $2,831,101 and $707,920
  at December 31, 1994 and 1993, respectively                                   3,121,249      4,861,698
                                                                              -----------     ----------

                 Total assets                                                 $ 3,456,500     $5,389,794
                                                                              ===========     ==========

     LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
     -------------------------------------------

LIABILITIES:
  Accounts payable to affiliates                                               $    -         $  168,028
  Production and overhead fee payable to the General Partner                        -            468,000
  Accrued distributions to partners                                               141,781        141,781
  Accrued liabilities                                                               7,430          2,500
                                                                              -----------     ----------

                 Total liabilities                                                149,211        780,309
                                                                              -----------     ----------

DEFERRED REVENUE                                                                   -             980,167
                                                                              -----------     ----------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                             1,000          1,000
    Distributions                                                                 (13,416)        (7,745)
    Accumulated deficit                                                            (1,761)        (4,237)
                                                                              -----------     ----------

                                                                                  (14,177)       (10,982)
                                                                              -----------     ----------

  Limited Partners -
    Net contributed capital (11,229 units
    outstanding at December 31, 1994
      and 1993)                                                                 4,823,980      4,826,514
    Distributions                                                              (1,328,244)      (766,792)
    Accumulated deficit                                                          (174,270)      (419,422)
                                                                              -----------     ----------

                                                                                3,321,466      3,640,300
                                                                              -----------     ----------

                 Total liabilities and partners' capital (deficit)            $ 3,456,500     $5,389,794
                                                                              ===========     ==========



                The accompanying notes to financial statements
                 are an integral part of these balance sheets.

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                            (A Limited Partnership)

                            STATEMENTS OF OPERATIONS


                                                                   For the Year Ended
                                                                      December 31,                 For the Period from
                                                                --------------------------      Inception (March 10, 1992)
                                                                   1994            1993            to December 31, 1992
                                                                ----------       ---------      --------------------------
GROSS REVENUES                                                  $2,673,557       $ 612,042               $200,000

COSTS AND EXPENSES:
  Costs of filmed entertainment                                  2,123,181         534,611                173,309
  Distribution fees and expenses                                   285,043         594,557                  9,000
  Operating, general and administrative expenses                    23,135           6,999                  9,427
                                                                ----------       ---------               --------

OPERATING INCOME (LOSS)                                            242,198       (524,125)                  8,264
                                                                ----------       ---------               --------

INTEREST INCOME                                                      5,430          38,667                 53,535
                                                                ----------       ---------               --------

NET INCOME (LOSS)                                               $  247,628       $(485,458)              $ 61,799
                                                                ==========       =========               ========

ALLOCATION OF NET INCOME (LOSS):
  General Partner                                               $    2,476       $  (4,855)              $    618
                                                                ==========       =========               ========

  Limited Partners                                              $  245,152       $(480,603)              $ 61,181
                                                                ==========       =========               ========

NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                                              $    21.83       $  (44.08)              $  10.40
                                                                ==========       =========               ========

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP UNITS
  OUTSTANDING                                                       11,229          10,903                  5,884
                                                                ==========       =========               ========



                 The accompanying notes to financial statements
                   are an integral part of these statements.

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                            (A Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)



                                                            For the Year Ended
                                                               December 31,                          For the Period from
                                                       -----------------------------              Inception (March 10, 1992)
                                                          1994               1993                    to December 31, 1992
                                                       ----------         ----------              --------------------------
GENERAL PARTNER:
  Balance, beginning of period                         $  (10,982)        $     (456)                     $   -
  Capital contributed                                      -                  -                                1,000
  Distributions                                            (5,671)            (5,671)                         (2,074)
  Net income (loss) for period                              2,476             (4,855)                            618
                                                       ----------         ----------                      ----------

  Balance, end of period                               $  (14,177)        $  (10,982)                     $     (456)
                                                       ==========         ==========                      ==========

LIMITED PARTNERS:
  Balance, beginning of period                         $3,640,300         $3,838,831                      $   -
                                                       ----------         ----------                      ----------
  Capital contributed                                      -                 978,000                       4,636,500
  Less-
    Sales commissions                                      -                 (97,800)                       (463,650)
    Syndication costs                                      -                 (36,675)                       (173,869)
    Distribution of interest
      income on escrowed funds                             (2,534)           -                               (15,992)
                                                       ----------         ----------                      ----------

  Net contributed capital                                  (2,534)           843,525                       3,982,989
  Distributions                                          (561,452)          (561,453)                       (205,339)
  Net income (loss) for period                            245,152           (480,603)                         61,181
                                                       ----------         ----------                      ----------

  Balance, end of period                               $3,321,466         $3,640,300                      $3,838,831
                                                       ==========         ==========                      ==========



                 The accompanying notes to financial statements
                   are an integral part of these statements.

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                            (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                       For the Year Ended
                                                                          December 31,                  For the Period from
                                                                  -----------------------------      Inception (March 10, 1992)
                                                                     1994              1993            to December 31, 1992
                                                                  ----------        -----------      --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                               $  247,628        $  (485,458)            $    61,799
  Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
     Amortization of filmed entertainment costs                    2,123,181            534,611                 173,309
     Decrease (increase) in accounts receivable                       99,975           (274,338)                 -
     Decrease (increase) in interest receivable                       -                  20,345                 (20,345)
     Decrease (increase) in other assets                              -                  32,075                 (32,075)
     Increase (decrease) in accrued liabilities                        4,930             (5,000)                  7,500
     Increase (decrease) in accounts payable to affiliates          (168,028)           168,028                  -
     Increase (decrease) in deferred revenue                        (980,167)           980,167                  -
                                                                  ----------        -----------             -----------

          Net cash provided by operating activities                1,327,519            970,430                 190,188
                                                                  ----------        -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Film production advances                                          (382,732)        (4,269,799)             (2,299,819)
  Increase (decrease) in production and overhead fee                (468,000)           468,000                 -
                                                                  ----------        -----------             -----------

          Net cash used in investing activities                     (850,732)        (3,801,799)             (2,299,819)
                                                                  ----------        -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Contributed capital, net of commissions and
    syndication costs                                                 -                 843,525               3,999,981
  Proceeds from investment in filmed entertainment                    -                  -                    1,000,000
  Increase in accrued distributions to partners                       -                  23,953                 117,828
  Distributions to partners                                         (567,123)          (567,124)               (223,405)
  Interest distribution to limited partners                           (2,534)            -                       -
                                                                  ----------        -----------             -----------

         Net cash provided by (used in) financing activities        (569,657)           300,354               4,894,404
                                                                  ----------        -----------             -----------

Increase (decrease) in cash and cash equivalents                  $  (92,870)       $(2,531,015)            $ 2,784,773

Cash and cash equivalents, beginning of period                       253,758          2,784,773                 -
                                                                  ----------        -----------             -----------

Cash and cash equivalents, end of period                          $  160,888        $   253,758             $ 2,784,773
                                                                  ==========        ===========             ===========




                 The accompanying notes to financial statements
                   are an integral part of these statements.

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                            (A Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS


(1)      ORGANIZATION AND BUSINESS

         Jones Programming Partners 2-A, Ltd. (the "Partnership"), organized in March 1992, is a limited partnership formed under Colorado law to engage in the business of acquiring, developing and owning rights to and arranging for the production, licensing and distribution of original entertainment programming. Jones Entertainment Group, Ltd. is the General Partner of the Partnership.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Cash and Cash Equivalents

         Cash and cash equivalents include cash on hand, amounts in banks and highly liquid investments purchased with an original maturity of three months or less.

         Film Revenue Recognition

         The Partnership recognizes revenues in accordance with the provisions of Statement of Financial Accounting Standards No. 53 ("SFAS No. 53"). Revenues from domestic and foreign licensing agreements for programming, which may include the receipt by the Partnership of non-refundable guaranteed amounts, are recognized when license fees or other revenues are known and the film is available for exhibition or telecast, providing other conditions of sale, as prescribed by SFAS No. 53, have been met. Advances received for licensing or other purposes prior to exhibition or telecast are deferred and recognized as revenue when the above conditions are achieved.

         Investment/Advances in Film Productions

         Investment in film costs consists of advances to production entities for story rights, production, and film completion costs, and is stated at the lower of cost or estimated net realizable value. In addition, production and overhead fees payable to the General Partner are capitalized and included as investment in film costs. The investment in film costs will be amortized in the same ratio that current year gross revenues bear to total estimated ultimate gross revenues on an individual film basis. Estimated losses, if any, will be provided for in full when determined by the General Partner.

         Distribution Costs

         Commissions, distribution expenses and marketing costs incurred in connection with film distribution in any market are recorded when the related license fees are recorded as revenue in the Partnership's Statements of Operations.

(3)      CONTRIBUTED CAPITAL, COMMISSIONS AND OFFERING COSTS

         The capitalization of the Partnership is set forth in the accompanying Statements of Partners' Capital (Deficit). No existing limited partner is obligated to make any additional contributions to Partnership capital.

         The Partnership's initial public offering expired on March 15, 1993. At December 31, 1994, the Partnership had gross limited partner subscriptions totaling $5,614,500.

         The General Partner purchased its interest in the Partnership by contributing $1,000 to Partnership capital.

         An affiliate of the General Partner, Jones International Securities, Ltd., received a commission of 10 percent of capital contributions of the limited partners, from which the affiliate paid all commissions of participating broker-dealers which sold the Partnership's interests. The General Partner was reimbursed for all offering costs up to 3.75 percent of gross offering proceeds. Commission costs and reimbursements to the General Partner for costs for raising Partnership capital were charged to limited partners' capital.

         Profits, losses and distributions of the Partnership are allocated 99 percent to the limited partners and 1 percent to the General Partner until the limited partners have received distributions equal to 100 percent of their capital contributions plus an annual return thereon of 12 percent, cumulative and non-compounded. Thereafter, profits and distributions will generally be allocated 80 percent to the limited partners and 20 percent to the General Partner. Interest income earned prior to the start of the Partnership's first production was allocated 100 percent to the limited partners.

(4)      TRANSACTIONS WITH THE PARTNERSHIP AND AFFILIATED ENTITIES

         The General Partner receives a production and overhead fee for administering the affairs of the Partnership equal to 12 percent of the lower of direct costs or budgeted direct costs of each programming project. This fee is calculated and payable at the time principal photography commences on each particular project and, in the case of a series, is payable on a per episode basis. The Partnership paid a $240,000 production and overhead fee in 1992 for the production of "Charlton Heston Presents: The Bible." The Partnership also paid a $100,000 production and overhead fee in March 1993 for the production of "Household Saints." In addition, the Partnership paid a $468,000 production and overhead fee to the General Partner in June 1994 for the production of "The Whipping Boy."

         The General Partner also is entitled to reimbursement from the Partnership for its direct expenses allocable to the operations of the Partnership, which shall include, but not be limited to, rent, supplies, telephone, travel, legal expenses, accounting and auditing expenses, preparation and distribution of reports to investors and salaries of any full or part-time employees. Although the General Partner is entitled to reimbursement for all direct and indirect expenses allocable to the Partnership, for the years ended December 31, 1994 and 1993 and for the period from inception (March 10, 1992) to December 31, 1992, only direct expenses of $3,046, $1,182 and $519, respectively, were charged to the Partnership.

         In October 1994, J/G Distribution Company, an affiliate of the General Partner, and Jones Interactive, Inc. ("JII"), also an affiliate of the General Partner, entered into an agreement to produce a CD-ROM version of the Bible Programs. The total cost for production of the CD-ROM version will be funded by J/G Distribution Company. No Partnership funds will be utilized in the production of the CD-ROM version; however, after J/G Distribution Company has recouped its production costs, distribution fees and costs associated with distribution, remaining net revenues will flow to the Partnership in the same manner as net video revenue. The production is being done on two separate discs, one for the Old Testament, which is expected to be completed in the second quarter of 1995, and a second disc for the New Testament, which is expected to be completed in the fourth quarter of 1995. Distribution of the CD-ROM version will be done in the United States and Canada by affiliates of J/G Distribution Company.

(5)      INVESTMENT/ADVANCES FOR FILM PRODUCTION

         "Charlton Heston Presents: The Bible"

         In May 1992, the General Partner, on behalf of the Partnership, entered into an agreement with Agamemnon Films, an unaffiliated party, to produce four one-hour programs for television, entitled "Charlton Heston
Presents: The Bible" (the "Bible Programs"). The production costs of the Bible Programs were approximately $2,100,000. In addition, the Partnership paid a $240,000 production and overhead fee to the General Partner. In return for agreeing to fund these production costs, the Partnership acquired all rights to the Bible Programs in all markets and in all media in perpetuity. As described in the following paragraph, the Partnership subsequently assigned half of its ownership of the Bible Programs to an unaffiliated party for an investment of $1,000,000 toward the production costs for the Bible Programs. After consideration of this investment by the unaffiliated party, the Partnership's net investment in the Bible Programs, after consideration of amortization, was $664,617 at December 31, 1994. From inception to December 31, 1994, the Partnership has recognized $782,401 of revenue from this film.

         "Household Saints"

         In February 1993, the Partnership acquired a one-third ownership interest in a film scheduled for worldwide theatrical release entitled "Household Saints." The budgeted production costs of "Household Saints" were approximately $5,000,000, and the final production costs were approximately $5,300,000. For a one-third ownership interest in the film, the Partnership has contributed one-third of the budgeted production costs, or $1,666,667. Two unaffiliated entities contributed similar amounts. At December 31, 1994, the Partnership had invested approximately $1,914,000 in the film, which included a production and overhead fee of $100,000 paid to the General Partner by the Partnership. Although under the terms of the Partnership's limited partnership agreement the General Partner is entitled to a fee of 12 percent of the lower of actual or budgeted production costs for each Partnership film project, which fee would have been approximately $600,000 for "Household Saints," the General Partner only took $100,000 as its production and overhead fee due to the limited involvement of the General Partner in the film's production. At December 31, 1994, the Partnership's net investment in the film, after consideration of amortization, was $1,389,166. From inception to December 31, 1994, the Partnership has recognized $603,198 of revenue from this film.

         "The Whipping Boy"

         In August 1993, the Partnership acquired the rights to "The Whipping Boy." "The Whipping Boy" has been made into a two-hour telefilm. The film premiered in the North American television market on The Disney Channel, which is one of the leading pay cable television services in the United States and Canada, in July 1994. The film cost was approximately $4,100,000. At December 31, 1994, the Partnership had invested approximately $2,669,000 in the film, which includes a $468,000 production and overhead fee paid to the General Partner. At December 31, 1994, the Partnership's net investment in the film, after consideration of amortization, was $1,067,466. The film was co-produced by the General Partner and Gemini Films, a German company. Principal photography on the movie commenced in September 1993, and post-production occurred in October 1993. The completed picture was delivered to The Disney Channel in the second quarter of 1994. From inception to December 31, 1994, the Partnership has recognized $2,100,000 of revenue from this film.

(6)      DISTRIBUTION OF FILM PROJECTS

         "Charlton Heston Presents: The Bible"

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

         The Partnership and JDFC granted the General Partner the exclusive rights to distribute the Bible Programs. To accomplish this, the General Partner, on its own behalf, and GoodTimes entered into an agreement to form J/G Distribution Company to distribute the Bible Programs. J/G Distribution Company was formed effective as of June 24, 1992 and the Partnership granted it the sole and exclusive right to exhibit and distribute, and to license others to exhibit and distribute, the Bible Programs throughout the universe, in perpetuity, in all languages and in all media. J/G Distribution Company holds the copyright for the benefit of the Partnership (50 percent interest) and GoodTimes (50 percent interest). J/G Distribution Company is currently distributing the Bible Programs in the retail home video market. At December 31, 1994, gross sales made by J/G Distribution Company totaled $532,402, of which $266,201 will be retained by J/G Distribution Company for its fees and marketing costs, with the remaining $266,201 belonging to the Partnership. At December 31, 1994, the Partnership had received $91,838 of such amounts. The remaining $174,363 was received in the first quarter of 1995.

         In October 1994, J/G Distribution Company, an affiliate of the General Partner, and Jones Interactive, Inc. ("JII"), also an affiliate of the General Partner, entered into an agreement to produce a CD-ROM version of the Bible Programs. The total cost for production of the CD-ROM version will be funded by J/G Distribution Company. No Partnership funds will be utilized in the production of the CD-ROM version; however, after J/G Distribution Company has recouped its production costs, distribution fees and costs associated with distribution, remaining net revenues will flow to the Partnership in the same manner as net video revenue. The production is being done on two separate discs, one for the Old Testament, which is expected to be completed in the second quarter of 1995, and a second disc for the New Testament, which is expected to be completed in the fourth quarter of 1995. Distribution of the CD-ROM version will be done in the United States and Canada by affiliates of J/G Distribution Company.

         "Household Saints"

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

         "Household Saints" was released in theatres in the United States and Canada in September 1993 and the film performed to a disappointing box office of approximately $600,000 in the United States. Fine Line, a subsidiary of New Line, was the film's North American theatrical distributor. Fine Line earned a distribution fee equal to 20 percent of gross revenues generated by the distribution of the film in theatres in the United States and Canada and it was entitled to reimbursement of its distribution costs. Net theatrical revenues were split equally among the Partnership, New Line and Columbia Tristar. The funds that the Partnership and New Line each contributed for prints and advertising in connection with the film's North American theatrical release have been reimbursed to the Partnership and New Line. As of December 31, 1994, the Partnership's share of gross revenues totaled $603,198, of which $203,198 will be retained by the distributor for its fees and marketing costs. The remaining $400,000 has been received by the Partnership and was recorded as revenue in 1993.

         The film's international distribution in all media is being undertaken by New Line International, also a subsidiary of New Line. From the gross revenues generated by the film's distribution in all international media, New Line International will be entitled to a 20 percent distribution fee plus reimbursement of its costs, which are not to exceed $50,000, incurred in distributing the film internationally. Net international revenues will be split equally among the Partnership, New Line and Columbia Tristar. As of December 31, 1994, international sales of approximately $1,102,000 had been made, of which approximately $946,000 was attributed to sales in Italy and Spain. Distribution in the international media is continuing.

         The film's domestic home video distribution was undertaken by Columbia Tristar. The disappointing U.S. theatrical box office translated to a disappointing unit volume of rental home video sales (under 10,000 units have been sold). From the gross revenues generated by the distribution of the film in U.S. home video markets, Columbia Tristar will be entitled to a 20 percent distribution fee plus reimbursement of its distribution costs, which are not to exceed 18 percent of home video gross revenues. Net revenues from home video sales will be split equally among the Partnership, New Line and Columbia Tristar. As of December 31, 1994, domestic home video sales of approximately $26,000 had been made.

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

         The General Partner's Board of Directors has agreed in principal to purchase the Partnership's interest in "Household Saints" from the Partnership. The General Partner is in the process of obtaining the required three separate independent appraisals of the fair market value of the Partnership's interest in "Household Saints." As soon as the appraisals are obtained, an agreement between the General Partner and the Partnership will be signed and the purchase price of the film will be no less than the average of the three appraisals. Closing of this sale is expected in 1995.

         "The Whipping Boy"

         The Partnership was responsible for approximately one-half of the $4,100,000 production cost, with the balance of the production budget funded by Gemini Films and other co-production partners and/or territorial advances from the film's international distributors. The amount contributed to the production budget by the Partnership was partially reimbursed by license advances totaling $2,100,000 received from The Disney Channel.

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

         The Partnership will own the worldwide copyright, excluding German language territories, in perpetuity. Although the Partnership will own all exploitation rights in all media in North America, which is defined as the United States, Canada and their respective territories and possessions, the Partnership will account to Gemini Films for any revenue generated therefrom.

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

(7)     INCOME TAXES

         Income taxes have not been recorded in the accompanying financial statements because they accrue directly to the partners. The Federal and state income tax returns of the Partnership will be prepared and filed by the General Partner.

         The Partnership's tax returns, the qualification of the Partnership as such for tax purposes, and the amount of distributable Partnership income or loss are subject to examination by Federal and state taxing authorities. If such examinations result in changes with respect to the Partnership's qualification as such, or in changes with respect to the Partnership's recorded income or loss, the tax liability of the General and limited partners would likely be changed accordingly.

         The tax basis of assets is different from that reported on the Balance Sheets due to the difference in depreciation recognized under generally accepted accounting principles and the expense allowed for tax purposes under the Modified Accelerated Costs Recovery System (MACRS). There are no other significant differences between the tax basis assets and the assets reported on the Balance Sheets. The net difference between the tax basis and the reported amounts of the assets are immaterial.

             ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                   PART III.

          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The Partnership itself has no officers or directors. Certain information concerning directors and executive officers of the General Partner of the Registrant is set forth below.

 Name                              Age              Positions with the General Partner
 ----                              ---              ----------------------------------
 Glenn R. Jones                    65               Chairman of the Board and
                                                    Chief Executive Officer
 Philip D. Fehrle                  53               Executive Vice President
 Theodore A. Henderson             37               Vice President, Treasurer and Director
 Lani Daniels                      41               Vice President
 Elizabeth M. Steele               42               Secretary and Director
 David K. Zonker                   41               Director
 Wilfred N. Cooper, Sr.            64               Director
 J. Rodney Dyer                    59               Director
 Derek H. Burney                   55               Director

    Mr. Glenn R. Jones has served as Chairman of the Board of Directors and Chief Executive Officer of the General Partner since its inception and he has served as President of the General Partner since April 1994. Mr. Jones is also the Chairman of the Board of Directors and Chief Executive Officer of the General Partner's parent, Jones Digital Century, Inc. ("Digital Century"), a subsidiary of Jones International, Ltd. Mr. Jones has served as Chairman of the Board of Directors and Chief Executive Officer of Jones Intercable, Inc., one of the nation's largest cable television companies, since its formation in 1970, and he was President of that company from June 1984 until April 1988.
Mr. Jones is the sole shareholder, President and Chairman of the Board of Directors of Jones International, Ltd. He is also Chairman of the Board of Directors of other affiliates of the General Partner. He is a member of the Board of Directors of the National Cable Television Association and a former member of its Executive Committee. He also is a member of the Board of Directors and Executive Committee of Cable in the Classroom and was formerly on the Board of Directors and the Executive Committee of C-SPAN, the cable public affairs network. In addition to his cable television affiliations, Mr. Jones is a founding member of the James Madison Council of the Library of Congress, is a member of the Board of Governors of the American Society for Training and Development (ASTD) and he serves on the board of the National Alliance of Business (NAB). Mr. Jones' many awards and honors include the Grand Tam Award in 1989, the highest award from the Cable Television Administration and Marketing Society, the Chairman's Award from the Investment Partnership Association, which is an association of sponsors of public syndications; the cable television industry's Public Affairs Association President's Award in 1990; the 1993 International Distance Learning Conference (IDLCON) Most Outstanding Corporate Individual Achievement Award; 1994 inductee into Broadcasting and Cable's Hall of Fame; the American Academy of Achievement's Golden Plate Award, recognizing greatness in achievement; and the 1994 Man of the Year Award for outstanding accomplishments in the area of education from Achievement Rewards for College Scientists (ARCS). He is author of the Jones Cable Television and Information Infrastructure Dictionary (and its three predecessors), a global reference book for the cable television industry, and Make All America a School, an overview of the role of distance learning in the American educational environment.

    Mr. Philip D. Fehrle joined the General Partner in January 1989. Mr. Fehrle has over twenty-five years' experience in all phases of television and motion picture production, development, budgeting, and negotiating agreements with both talent and exhibitors. Mr. Fehrle is responsible for the management of all creative and actual production matters of the General Partner, which includes the procurement of underlying material, talent selection and supervision of all productions. He has extensive direct experience in both traditional studio productions and independent productions. Prior to joining the General Partner in January 1989, Mr. Fehrle was President of Philip D. Fehrle Productions, a firm he created for the purposes of developing and producing motion picture and television properties in December 1986. Mr. Fehrle's company has served as a consultant to Frank Fehmers Productions (Amsterdam, Holland), and Noel Films and DIC Entertainment in Los Angeles, California. From December 1986 to September 1987, Mr. Fehrle also produced Dennis The Menace Returns, a two-hour movie for television. Mr. Fehrle is a member of the Writers Guild of America; the Directors Guild of America; the Producers Guild of America; the Caucus for Writers, Producers and Directors; and the Academy of Television Arts and Sciences.

    Mr. Theodore A. Henderson has been Vice President and a Director of the General Partner since formation in 1988 and was named Treasurer of the General Partner in 1993. Mr. Henderson is also a Vice President and a director of Digital Century. Mr. Henderson is involved in all aspects of the negotiation, documentation and implementation of business matters regarding talent, distribution and co-production activities for the General Partner. He joined Jones International Securities, Ltd., an affiliate of the General Partner, as a Director of Field Support in 1984 and was elected Vice President in 1985 and Senior Vice President in 1988.

    Ms. Elizabeth M. Steele is Secretary and a Director of the General Partner. She is also Vice President/General Counsel and Secretary of Jones Intercable, Inc. and Jones Spacelink, Ltd. From August 1980 until joining Jones Intercable, Inc., Ms. Steele was an associate and then a partner at the Denver law firm of Davis, Graham & Stubbs, which serves as counsel to the General Partner.

    Ms. Lani Daniels joined the General Partner in January 1989 as Director of Development. Ms. Daniels has more than twelve years of experience in the development and production of television, movie, mini-series and series programming. She was previously employed as Development Executive for Procter & Gamble Productions; Director of Development for Tomorrow Entertainment and Director of Dramatic Development for Embassy Television. As an independent contractor, she created three dramatic television series concepts for Motown Productions in 1984, developed a television movie project for Indian Neck Productions in 1986, and developed a feature film project for Georgio Moroder in 1987-1988.

    Mr. David K. Zonker became a director of the General Partner in December 1994. Mr. Zonker has been the President of Jones International Securities, Ltd. since January 1984 and he has been its Chief Executive Officer since January 1988. Mr. Zonker is a member of the Board of Directors of various Jones companies. Mr. Zonker is licensed by the National Association of Securities Dealers, Inc. and he is the immediate past chairman of the Investment Program Association, a trade organization based in Washington, D.C. that promotes direct investments.

    Mr. Wilfred N. Cooper, Sr. became a director of the General Partner in December 1994. Mr. Cooper has been the principal shareholder and a Director of WNC & Associates, Inc. since its organization in 1971, of Shelter Resource Corporation since its organization in 1981 and of WNC Resources, Inc. from its organization in 1988 through its acquisition by WNC & Associates, Inc. in 1991, serving as President of those companies through June 1992 and as Chief Executive Officer since June 1992.

    Mr. J. Rodney Dyer became a director of the General Partner in December 1994. Mr. Dyer has been the President and sole shareholder of Rod Dyer Group, Inc. since its formation in 1967. Rod Dyer Group, Inc. specializes in advertising, marketing and promotion. Rod Dyer Group, Inc. filed for protection under Chapter 11 of the Federal Bankruptcy Act in December 1991 and was released in March 1994.

    Mr. Derek H. Burney was appointed a director of the General Partner in December 1994. Mr. Burney is also a director and Vice Chairman of the Board of Directors of Jones Intercable, Inc., an affiliate of the General Partner. Mr. Burney joined BCE Inc., Canada's largest telecommunications company, in January 1993 as Executive Vice President, International. He has been the Chairman of Bell Canada International Inc., a subsidiary of BCE, since January 1993 and, in addition, has been Chief Executive Officer of BCI since July 1993. Prior to joining BCE, Mr. Burney served as Canada's ambassador to the United States from 1989 to 1992. Mr. Burney also served as chief of staff to the Prime Minister of Canada from March 1987 to January 1989 where he was directly involved with the negotiation of the U.S. - Canada Free Trade Agreement. In July 1993, he was named an Officer of the Order of Canada. Mr. Burney is chairman of Bell Cablemedia plc. He is a director of Mercury Communications Limited, Videotron Holdings plc, Tele-Direct (Publications) Inc., Teleglobe Inc., Bimcor Inc., Maritime Telegraph and Telephone Company, Limited, Moore Corporation Limited and Northbridge Programming Inc.

    Messrs. Burney, Cooper, Dyer and Zonker became directors of the General Partner in December 1994. These new directors did not file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended, with respect to their ownership of limited partnership interests in the Partnership. Messrs. Burney, Cooper, Dyer and Zonker have not owned and do not own any limited partnership interests in the Partnership.


                        ITEM 11.  EXECUTIVE COMPENSATION

    The Partnership has no employees; however, various personnel are required to operate its business. Such personnel are employed by the General Partner and, pursuant to the terms of the Partnership's limited partnership agreement, the cost of such employment can be charged by the General Partner to the Partnership as a reimbursement item. See Item 13.

               ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                             OWNERS AND MANAGEMENT

    No person or entity owns more than 5 percent of the limited partnership interests in the Partnership.

            ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The General Partner and its affiliates engage in certain transactions with the Partnership as contemplated by the limited partnership agreement of the Partnership. The General Partner believes that the terms of such transactions, which are set forth in the Partnership's limited partnership agreement, are generally as favorable as could be obtained by the Partnership from unaffiliated parties. This determination has been made by the General Partner in good faith, but none of the terms were or will be negotiated at arm's-length and there can be no assurance that the terms of such transactions have been or will be as favorable as those that could have been obtained by the Partnership from unaffiliated parties.

    The General Partner receives a production and overhead fee for administering the affairs of the Partnership equal to 12 percent of the lower of direct costs or budgeted direct costs of each programming project. This fee is calculated and payable at the time principal photography commences on each particular project and, in the case of a series, is payable on a per episode basis. The Partnership paid a $468,000 production and overhead fee to the General Partner in June 1994 for the production of "The Whipping Boy."

    In connection with the distribution of "Charlton Heston Presents: The Bible," J/G Distribution Company, an affiliate of the General Partner, is entitled to certain distribution rights and fees. See Item 1. Business, Charlton Heston Presents: The Bible for a description of these distribution rights and fees. As of December 31, 1994, the Partnership's share of gross revenues totaled $183,676, of which $91,838 was retained by J/G Distribution Company for its fees and marketing costs, and the remaining $91,838 has been received by the Partnership.

    In October 1994, J/G Distribution Company, an affiliate of the General Partner, and Jones Interactive, Inc. ("JII"), also an affiliate of the General Partner, entered into an agreement to produce a CD-ROM version of the Bible Programs. The total cost for production of the CD-ROM version will be funded by J/G Distribution Company. No Partnership funds will be utilized in the production of the CD-ROM version; however, after J/G Distribution Company has recouped its production costs, distribution fees and costs associated with distribution, remaining net revenues will flow to the Partnership in the same manner as net video revenue. The production is being done on two separate discs, one for the Old Testament, which is expected to be completed in the second quarter of 1995, and a second disc for the New Testament, which is expected to be completed in the fourth quarter of 1995. Distribution of the CD-ROM version will be done in the United States and Canada by affiliates of J/G Distribution Company.

    The General Partner is entitled to reimbursement from the Partnership for certain allocated overhead and administrative expenses in accordance with the terms of the limited partnership agreement of the Partnership. These expenses consist primarily of salaries and benefits paid to corporate personnel, rent, data processing services and other facilities costs. Such personnel provide administrative, accounting and legal services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to the Partnership. In 1994, the General Partner only charged the Partnership for direct expenses of the Partnership totaling $3,046.

    The General Partner may also advance funds and charge interest on the balance payable from the Partnership. The interest rate charged the Partnership approximates the General Partner's weighted average cost of borrowing. No advances were made in 1994, and thus no interest was paid to the General Partner by the Partnership in 1994.


                                    PART IV.

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 (a)1.            Financial statements.

    2.            Schedules - None.


    3.            The following exhibits are filed herewith:

    4.1           Limited Partnership Agreement.  (1)

   27.            Financial Data Schedule.
 ----------


 (1)              Incorporated by reference from the Partnership's Annual Report on Form 10-K for year ended December 31, 1989.

 (b)              Reports on Form 8-K.

                  None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        JONES PROGRAMMING PARTNERS 2-A, LTD.,
                                        a Colorado limited partnership
                                        By      Jones Entertainment Group, Ltd.,
                                                its General Partner


                                        By:     /s/ Glenn R. Jones
                                                Glenn R. Jones
                                                Chairman of the Board and
Dated:   March 27, 1995                         Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        By:     /s/ Glenn R. Jones
                                                Glenn R. Jones
                                                Chairman of the Board
                                                and Chief Executive Officer
Dated:   March 27, 1995                         (Principal Executive Officer)


                                        By:     /s/ Theodore A. Henderson
                                                Theodore A. Henderson
                                                Vice President, Treasurer
                                                and Director
                                                (Principal Financial and
Dated:   March 27, 1995                         Accounting Officer)


                                        By:     /s/ Derek H. Burney
                                                Derek H. Burney
Dated:   March 27, 1995                         Director


                                        By:
                                                -----------------------------
                                                Wilfred N. Cooper, Sr.
Dated:                                          Director


                                        By:
                                                -----------------------------
                                                J. Rodney Dyer
Dated:                                          Director



Dated:   March 27, 1995                 By:     /s/ David K. Zonker
                                                David K. Zonker
                                                Director

                                EXHIBIT INDEX

     EXHIBIT                                                                              PAGE
     NUMBER                              DESCRIPTION                                       NO.
     -------                             -----------                                      ----
      4.1           Limited Partnership Agreement.  (1)

     27.            Financial Data Schedule.
     ----------


     (1)              Incorporated by reference from the Partnership's Annual Report on Form 10-K for year ended December 31, 1989.


