Form 10-Q
period 1995-03-31
JONES PROGRAMMING PARTNERS 2-A LTD
filed 1995-05-15
CIK 868610

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark One)

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1995.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to
                                -------------------     ----------------------.

                         Commission File Number 0-20944


                      Jones Programming Partners 2-A, Ltd.
- - -------------------------------------------------------------------------------
                Exact name of registrant as specified in charter

Colorado                                                            #84-1088819
- - -------------------------------------------------------------------------------
State of organization                                     I.R.S. employer I.D.#

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

                      JONES PROGRAMMING PARTNERS 2-A, LTD.


                                     INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I.   FINANCIAL INFORMATION

          Item 1.    Financial Statements

                     Unaudited Balance Sheets
                          March 31, 1995 and December 31, 1994                3

                     Unaudited Statements of Operations
                          Three Months Ended March 31, 1995 and 1994          4

                     Unaudited Statements of Cash Flows
                          Three Months Ended March 31, 1995 and 1994          5

                     Notes to Unaudited Financial Statements
                          March 31, 1995                                    6-7


          Item 2.    Management's Discussion and Analysis of
                          Financial Condition and Results of Operations    8-11


PART II.  OTHER INFORMATION                                                  12

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                                                 March 31,           December 31,
                                  ASSETS                                           1995                  1994
                                  ------                                        -----------          ------------
CASH AND CASH EQUIVALENTS                                                       $   203,081           $   160,888

ACCOUNTS RECEIVABLE                                                                   -                   174,363

INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION,
  net of accumulated amortization of $2,832,151 and $2,831,101
  as of March 31, 1995 and December 31, 1994, respectively                        3,113,018             3,121,249
                                                                                -----------           -----------

                 Total assets                                                   $ 3,316,099           $ 3,456,500
                                                                                ===========           ===========

     LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
     -------------------------------------------

LIABILITIES:
  Accounts payable to affiliates                                                $     3,734           $     -
  Accrued distributions to  partners                                                141,781               141,781
  Accrued liabilities                                                                11,313                 7,430
                                                                                -----------           -----------
                 Total liabilities                                                  156,828               149,211
                                                                                -----------           -----------

PARTNERS' CAPITAL (DEFICIT):
  General partner-
    Contributed capital                                                               1,000                 1,000
    Distributions                                                                   (14,834)              (13,416)
    Accumulated deficit                                                              (1,823)               (1,761)
                                                                                -----------           -----------

                 Total general partner deficit                                      (15,657)              (14,177)
                                                                                -----------           -----------

  Limited partners -
    Contributed capital, net of offering costs  (11,229 units outstanding
       as of March 31, 1995 and December 31, 1994)                                4,823,980             4,823,980
    Distributions                                                                (1,468,607)           (1,328,244)
    Accumulated deficit                                                            (180,445)             (174,270)
                                                                                -----------           -----------

                 Total limited partners' capital                                  3,174,928             3,321,466
                                                                                -----------           -----------

                 Total partners' capital                                          3,159,271             3,307,289
                                                                                -----------           -----------

                 Total liabilities and partners' capital                        $ 3,316,099           $ 3,456,500
                                                                                ===========           ===========


            The accompanying notes to unaudited financial statements are an integral part of these unaudited financial statements.

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS


                                                     For the Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                       1995               1994
                                                     -------            -------
GROSS REVENUES                                       $ 1,150            $81,069

COSTS AND EXPENSES:
  Costs of filmed entertainment                        1,050             72,965
  Distribution fees and expenses                         575              9,121
  Operating, general and administrative expenses       7,965              3,807
                                                     -------            -------

                 Total costs and expenses              9,590             85,893
                                                     -------            -------

OPERATING LOSS                                        (8,440)            (4,824)

INTEREST INCOME                                        2,203                669
                                                     -------            -------

NET LOSS                                             $(6,237)           $(4,155)
                                                     =======            =======

ALLOCATION OF NET LOSS:
  General partner                                    $   (62)           $   (42)
                                                     =======            =======

  Limited partners                                   $(6,175)           $(4,113)
                                                     =======            =======

NET LOSS PER LIMITED PARTNERSHIP UNIT                $  (.55)           $  (.37)
                                                     =======            =======

WEIGHTED AVERAGE NUMBER OF LIMITED
   PARTNERSHIP UNITS OUTSTANDING                      11,229             11,229
                                                     =======            =======


            The accompanying notes to unaudited financial statements are an integral part of these unaudited financial statements.

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS


                                                                  For the Three Months Ended
                                                                            March 31,
                                                                  --------------------------
                                                                     1995             1994
                                                                  ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                        $  (6,237)       $  (4,155)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Amortization of filmed entertainment costs                      1,050           72,965
      Decrease in accounts receivable                               174,363          258,732
      Increase in accrued liabilities                                 3,883              170
      Increase in accounts payable to affiliates                      3,734           13,200
      Increase in deferred revenue                                      -            245,041
                                                                  ---------        ---------

         Net cash provided by operating activities                  176,793          585,953
                                                                  ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (increase) decrease in production advances                      7,181         (225,464)
                                                                  ---------        ---------

         Net cash (used in) provided by investing activities          7,181         (225,464)
                                                                  ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Interest distribution to limited partners                             -             (2,534)
  Distributions to partners                                        (141,781)        (141,781)
                                                                  ---------        ---------

         Net cash used in financing activities                     (141,781)        (144,315)
                                                                  ---------        ---------

Increase in cash and cash equivalents                             $  42,193        $ 216,174

Cash and cash equivalents, beginning of period                      160,888          253,758
                                                                  ---------        ---------

Cash and cash equivalents, end of period                          $ 203,081        $ 469,932
                                                                  =========        =========


            The accompanying notes to unaudited financial statements are an integral part of these unaudited financial statements.

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


(1)      BASIS OF PRESENTATION

         This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Programming Partners 2-A, Ltd. (the "Partnership") as of March 31, 1995 and December 31, 1994 and its results of operations and its cash flows for the three month periods ended March 31, 1995 and 1994. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

(2)      TRANSACTIONS WITH AFFILIATED ENTITIES

         The General Partner is entitled to reimbursement from the Partnership for its direct and indirect expenses allocable to the operations of the Partnership, which shall include, but not be limited to, rent, supplies, telephone, travel, legal expenses, accounting and auditing expenses, preparation and distribution of reports to investors and salaries of any full or part-time employees. Although the General Partner is entitled to reimbursement for all direct and indirect expenses allocable to the Partnership, the Partnership was charged $1,630 and $335 for direct expenses only for the three month periods ended March 31, 1995 and 1994, respectively.

(3)      INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION

         "Charlton Heston Presents: The Bible"

         In 1992, the General Partner, on behalf of the Partnership, entered into an agreement with Agamemnon Films, an unaffiliated party, to produce four one-hour programs for television, entitled "Charlton Heston Presents: The Bible" (the "Bible Programs"). The production costs of the Bible Programs were approximately $2,137,000. In addition, the Partnership paid a $240,000 production and overhead fee to the General Partner. In return for agreeing to fund these production costs, the Partnership acquired all rights to the Bible Programs in all markets and in all media in perpetuity. The Partnership subsequently assigned half of its ownership of the Bible Programs to an unaffiliated party for an investment of $1,000,000 toward the production costs for the Bible Programs. After consideration of the reimbursement, the Partnership's total investment in the Bible Programs is $1,369,764 and its net investment, after consideration of amortization, was $400,884 as of March 31, 1995. From inception to March 31, 1995, the Partnership has recognized $783,552 of gross revenue from this film, which includes $250,000 from the Arts & Entertainment Network (the "A&E"), which was used to finance the program's production.

         "Household Saints"

         In 1993, the Partnership acquired a one-third ownership interest in a film scheduled for world-wide theatrical release entitled "Household Saints." The budgeted production costs of "Household Saints" were approximately $5,000,000, and the final production costs were approximately $5,300,000. For a one-third ownership interest in the film, the Partnership has contributed one-third of the budgeted production costs, or $1,666,667. Two unaffiliated entities contributed similar amounts. As of March 31, 1995, the Partnership had invested approximately $1,913,918 in the film, which included production and overhead fee of $100,000 paid to the General Partner by the Partnership. Although under the terms of the Partnership's limited partnership agreement the General Partner is entitled to a fee of 12 percent of the lower of actual or budgeted production costs for each Partnership film project, which would have been approximately $600,000 for "Household Saints," the General Partner only took $100,000 as its production and overhead fee due to the limited involvement of the General Partner in the film's production. As of March 31, 1995, the Partnership's net limited investment in the film, after consideration of amortization, was $1,389,166. From inception to March 31, 1995, the Partnership has recognized $603,198 of gross revenue from this film.

         "The Whipping Boy"

         In 1993, the Partnership acquired the rights to "The Whipping Boy. "The Whipping Boy" was made into a two-hour telefilm. The film premiered in the North American television market on The Disney Channel. The film's final cost was approximately $4,400,000. As of March 31, 1995, the Partnership had invested approximately $2,661,487 in the film, which included a $468,000 production and overhead fee paid to the General Partner. The film was co-produced by the General Partner and Gemini Films, a German company. Principal photography on the movie commenced in September 1993, and post-production occurred in October 1993. The completed picture was delivered to The Disney Channel in the second quarter of 1994. From inception to March 31, 1995, the Partnership has recognized $2,100,000 of gross revenue from this film, which represents the initial license fee from The Disney Channel and was used to finance the film's production.

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                            (A Limited Partnership)

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              FINANCIAL CONDITION


Liquidity and Capital Resources

         The Partnership's principal sources of liquidity are cash on hand and amounts received from the domestic and international distribution of its programming. As of March 31, 1995, the Partnership had $203,081 in cash.

         In December 1994, the Partnership declared a distribution of $141,781 which was paid to the partners in February 1995. In March 1995, the Partnership declared a distribution of $141,781, which will be paid to the partners in May 1995. These distributions are made using cash on hand, interest income and cash provided by operating activities. Distributions are expected to continue, although no determination has been made regarding any specific level of future distributions. Distributions reduce the financial flexibility of the Partnership.

         The General Partner believes that the Partnership has, and will continue to have, sufficient liquidity, including the proceeds from the proposed sale of "Household Saints" as discussed below, to conduct its operations and to meet its future obligations during 1995.

"Charlton Heston Presents:  The Bible"

         In 1992, the General Partner, on behalf of the Partnership, entered into an agreement with Agamemnon Films, an unaffiliated party, to produce four one-hour programs for television, entitled "Charlton Heston Presents: The Bible" (the "Bible Programs") for A&E. The production costs of the Bible Programs were approximately $2,370,000, which included a $240,000 production and overhead fee to the General Partner. In return for agreeing to fund these production costs, the Partnership acquired all rights to the Bible Programs in all markets and in all media in perpetuity.

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

         The Partnership and JDFC granted the General Partner the exclusive rights to distribute the Bible Programs. To accomplish this, the General Partner, on its own behalf, and GoodTimes entered into an agreement to form J/G Distribution Company to distribute the Bible Programs. J/G Distribution Company was formed effective as of June 24, 1992 and the Partnership granted it the sole and exclusive right to exhibit and distribute, and to license others to exhibit and distribute, the Bible Programs in all markets, all languages, and all media in perpetuity. J/G Distribution Company holds the copyright for the benefit of the Partnership (50 percent interest) and GoodTimes (50 percent interest). J/G Distribution Company is currently distributing the Bible Programs in the retail home video market. As of March 31, 1995, gross sales made by J/G Distribution Company totaled $533,552, of which $266,776 will be retained by J/G Distribution Company for its fees and marketing costs, with the remaining $266,776 belonging to the Partnership. Additionally, $250,000 was received directly by the Partnership as its share of the initial license fee from A&E. As of March 31, 1995, the Partnership had received both the $266,776 from J/G Distribution and the $250,000 from A&E.

         In 1994, J/G Distribution Company, an affiliate of the General Partner, and Jones Interactive, Inc. ("JII"), also an affiliate of the General Partner, entered into an agreement to produce a CD-ROM version of the Bible Programs. The total cost for production of the CD-ROM version will be funded by J/G Distribution Company. No Partnership funds will be utilized in the production of the CD-ROM version; however, after J/G Distribution Company has recouped its production costs, distribution fees and costs associated with distribution, remaining net revenues will flow to the

Partnership in the same manner as net video revenue. The production is being done on two separate discs, one for the Old Testament, which is expected to be completed in the third quarter of 1995, and a second disc for the New Testament, which is expected to be completed in the fourth quarter of 1995. Distribution of the CD-ROM version will be done in the United States and Canada by affiliates of J/G Distribution Company.

"Household Saints"

         In February 1993, the Partnership acquired a one-third ownership interest in a film scheduled for world-wide theatrical release entitled "Household Saints." For a one-third ownership interest in the film, the Partnership has contributed one-third of the budgeted production costs, or $1,666,667, along with two other unaffiliated entities. As of March 31, 1995, the Partnership had invested approximately $1,913,918 in the film, which included a production and overhead fee of $100,000 paid to the General Partner by the Partnership. Although under the terms of the Partnership's limited partnership agreement the General Partner is entitled to a fee of 12 percent of the lower of actual or budgeted production costs for each Partnership film project, which fee would have been approximately $600,000 for "Household Saints," the General Partner only took $100,000 as its production and overhead fee due to the limited involvement of the General Partner in the film's production. In addition, the Partnership paid approximately $406,000 for prints and advertising costs.

         The other owners of the film, which are not affiliated with the Partnership or the General Partner, are New Line Productions, Inc. ("New Line") and Columbia Tristar Home Video ("Columbia Tristar"), each of which owns a one-third interest in the film for contributing one- third of the film's budgeted production costs and completion costs. As equal participants in the film, the Partnership, New Line and Columbia Tristar will generally share equally in the net revenues generated by the film's distribution in all markets until they each have recouped their investment in the film plus 12 percent per annum interest on their unrecouped investment, after which net revenues will also be shared with the film's talent.

         "Household Saints" was released in theaters in the United States and Canada in September 1993 and the film performed to a disappointing box office of approximately $600,000 in the United States. Fine Line, a subsidiary of new Line, was the film's North American theatrical distributor. Fine Line earned a distribution fee equal to 20 percent of gross revenues generated by the distribution of the film in theaters in the United States and Canada and it was entitled to reimbursement of its distribution costs. Net theatrical revenues were split equally among the Partnership, New Line and Columbia Tristar. The funds that the Partnership and New Line each contributed for prints and advertising in connection with the film's North American theatrical release have been reimbursed to the Partnership and New Line primarily from international sales.

         The film's international distribution in all media is being undertaken by New Line International, also a subsidiary of New Line. From the gross revenues generated by the film's distribution in all international media, New Line International will be entitled to a 20 percent distribution fee plus reimbursement of its costs incurred in distributing the film internationally, which are not to exceed $50,000. Net international revenues will be split equally among the Partnership, New Line and Columbia Tristar. As of March 31, 1995, international sales of approximately $1,102,000 had been made, of which approximately $946,000 was attributed to sales in Italy and Spain. As of March 31, 1995, the Partnership's share of gross revenues totaled $603,198, of which $203,198 will be retained by the distributor for its fees and marketing costs. The remaining $400,000 has been received by the Partnership and was recorded as revenue in 1993. Distribution in the international market is continuing.

         The film's domestic home video distribution was undertaken by Columbia Tristar. The disappointing U.S. theatrical box office translated to a disappointing unit volume of rental home video sales (under 10,000 units have been sold). From the gross revenues generated by the distribution of the film in U.S. home video markets, Columbia Tristar will be entitled to a 20 percent distribution fee plus reimbursement of its distribution costs, which are not to exceed 18 percent of home video gross revenues. Net revenues from home video sales will be split equally among the Partnership, New Line, and Columbia Tristar. As of March 31, 1995, domestic home video sales of approximately $26,000 had been made.

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

         In January 1995, the General Partner's Board of Directors agreed in principle to purchase the Partnership's interest in "Household Saints" from the Partnership. The Partnership's limited partnership agreement allows the General Partner to purchase completed programming projects from the Partnership so long as the purchase price is an amount no less than the average of three separate independent appraisals of the project's fair market value. The General Partner subsequently obtained three separate independent appraisals of the fair market value of the Partnership's interest in "Household Saints." Sunrise Capital of Bainbridge Island, Washington appraised the Partnership's interest in the film at $141,495 as of March 15, 1995. GB Investment Corporation of New York, New York appraised the Partnership's interest in the film at $310,856 as of April 10, 1995. Kagan Media Appraisals Inc. of Carmel, California appraised the Partnership's interest in the film at $443,000 as of April 27, 1995. The average of the three independent appraisals of the fair market value of the Partnership's interest in "Household Saints" is $298,450. This amount is significantly less than the Partnership's $1,389,166 investment in the film (net of amortization) as of March 31, 1995. Although it is not obligated to do so, the General Partner has agreed to purchase the Partnership's interest in "Household Saints" at a purchase price of $1,389,166, a price sufficient to enable the Partnership to recover its investment in the film. The purchase price will be paid $750,000 in cash at closing and $639,166 in the form of a non-interest bearing promissory note payable in full 12 months from the closing date. Closing of this sale is expected in the second calendar quarter of 1995.

         The General Partner has not yet determined how the proceeds from the sale of "Household Saints" will be use by the Partnership. It is possible that the Partnership will use a portion of the sale proceeds to invest in an additional programming project. The General Partner has also not yet determined what portion of the sale proceeds from "Household Saints" will be distributed to the limited partners. At a minimum, however, the Partnership will distribute enough of the sale proceeds to the limited partners to cover the limited partners' federal income tax liability, if any, resulting from the sale.

"The Whipping Boy"

         In August 1993, the Partnership acquired the rights to the Newbury Award-winning book "The Whipping Boy." The project was co-developed by the Partnership and The Disney Channel and the completed telefilm was delivered to The Disney Channel in the second quarter of 1994. The film premiered in the North American television market in July 1994. As of March 31, 1995, the Partnership had invested approximately $2,661,487 in the film, which included a $468,000 production and overhead fee payable to the General Partner. The Partnership has received approximately $2,100,000 from The Disney Channel for licensing certain rights to the film to The Disney Channel.

         The Partnership was responsible for approximately one-half of the $4,400,000 production cost, with the balance of the production budget funded by Gemini Films and other co-production partners and/or territorial advances from the film's international distributors. The amount contributed to the product budget by the Partnership was partially reimbursed by the license advances totaling $2,100,000 received from the Disney Channel.

         Gemini Films will have, in perpetuity, the copyright and all exploitation rights to the film in German language territories (defined as Germany, Austria, German-speaking Switzerland and German-speaking Luxembourg). The film was released theatrically in Germany in the fourth quarter of 1994. Although these exploitation rights will remain the sole property of Gemini Films, Gemini Films will account to the Partnership for any revenue therefrom.

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

                             RESULTS OF OPERATIONS

         Revenues of the Partnership decreased $79,919, from $81,069 for the three month period ended March 31, 1994 to $1,150 for the similar period in 1995. This decrease was the result of decreased sales of the Partnership's programming during the first three months of 1995. In the first three months of 1995, the Partnership recognized revenues of $0 associated with "Household Saints," $1,150 associated with the "Bible Programs" and $0 associated with "The Whipping Boy" as compared to revenues of $24,726, $56,343, and $0 recognized for the respective projects in the first three months of 1994.

         Filmed entertainment costs decreased $71,915, from $72,965 for the three month period ended March 31, 1994 to $1,050 for the similar period in 1995. This decrease was the result of decreased revenues as mentioned above. Filmed entertainment costs are amortized over the life of each film in the ratio that current gross revenues bear to anticipated total gross revenues.

         Distribution fees and expenses decreased $8,546, from $9,121 for the three month period ended March 31, 1994 to $575 for the similar period in 1995. This decrease was the result of decreased international sales of "Household Saints." Distribution fees and expenses relate to the compensation due and costs incurred by unaffiliated parties in selling the Partnership's film productions in the international theatrical, television and home video markets.

         Operating, general and administrative expenses increased $4,158, from $3,807 for the three month period ended March 31, 1994 to $7,965 for the similar period in 1995. This increase was primarily due to an increase in accounting and tax return preparation costs incurred by the Partnership.

         Interest income increased $1,534, from $669 for the three month period ended March 31, 1994 to $2,203 for the similar period in 1995. This increase in interest income is the result of higher average cash balances invested during the first three months of 1995 as compared to average balances invested in the first three months of 1994.

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

                                 JONES PROGRAMMING PARTNERS 2-A, LTD.
                                 BY:  JONES ENTERTAINMENT GROUP, LTD.
                                      General Partner




                                 By:  /S/ Theodore A. Henderson
                                      ------------------------------------------
                                      Theodore A. Henderson
                                      Principal Financial and Accounting Officer

Dated:  May 15, 1995

                                EXHIBIT INDEX


Exhibit No.                   Exhibit Description                          Page
- - -----------                   -------------------                          ----
   27                         Financial Data Schedule
