Form 10-Q/A
period 1995-03-31
JONES PROGRAMMING PARTNERS 2-A LTD
filed 1995-06-13
CIK 868610

                              FORM 10-Q/A NO. 1

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

         In January 1995, the General Partner's Board of Directors agreed in principle to purchase the Partnership's interest in "Household Saints" from the Partnership. The Partnership's limited partnership agreement allows the General Partner to purchase completed programming projects from the Partnership so long as the purchase price is an amount no less than the average of three separate independent appraisals of the project's fair market value. The General Partner subsequently obtained three separate independent appraisals of the fair market value of the Partnership's interest in "Household Saints." Sunrise Capital of Bainbridge Island, Washington appraised the Partnership's interest in the film at $141,495 as of March 15, 1995. GB Investment Corporation of New York, New York appraised the Partnership's interest in the film at $310,856 as of April 10, 1995. Kagan Media Appraisals Inc. of Carmel, California appraised the Partnership's interest in the film at $443,000 as of April 27, 1995. The average of the three independent appraisals of the fair market value of the Partnership's interest in "Household Saints" is $298,450. This amount is significantly less than the Partnership's $1,389,166 investment in the film (net of amortization) as of March 31, 1995. Although it is not obligated to do so, the General Partner has agreed to purchase the Partnership's interest in "Household Saints" at a purchase price of $1,389,166, a price sufficient to enable the Partnership to recover its investment in the film. The purchase price will be paid $500,000 in cash at closing, $500,000 in the form of a non-interest bearing promissory note payable in full 12 months from the closing date and $389,166 in the form of a non-interest bearing promissory note payable in full 24 months from the closing date. Closing of this sale is expected in the second calendar quarter of 1995.

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

Dated:  June 12, 1995