Form 10-Q
period 1995-06-30
JONES PROGRAMMING PARTNERS 2-A LTD
filed 1995-08-14
CIK 868610

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

/x/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1995.

/ /        Transition report pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934 For the transition period from       to      .
                                                               ------   -----

                         Commission File Number 0-20944

                      Jones Programming Partners 2-A, Ltd.
--------------------------------------------------------------------------------
                Exact name of registrant as specified in charter

Colorado                                                             #84-1088819
--------------------------------------------------------------------------------
State of organization                                     I.R.S. employer I.D.#

     9697 East Mineral Avenue, P.O. Box 3309, Englewood, Colorado 80155-3309
     -----------------------------------------------------------------------
                      Address of principal executive office

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

Yes  X                                                                    No
    ---                                                                      ---

                          JONES PROGRAMMING PARTNERS 2-A, LTD.

                                         INDEX

                                                                                      Page
                                                                                     Number
                                                                                     ------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Unaudited Balance Sheets
                     June 30, 1995 and December 31, 1994                                  3

                  Unaudited Statements of Operations
                     Three and Six Months Ended June 30, 1995 and 1994                    4

                  Unaudited Statements of Cash Flows
                     Six Months Ended June 30, 1995 and 1994                              5

                  Notes to Unaudited Financial Statements
                     June 30, 1995                                                      6-7

         Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                     8-11

PART II.  OTHER INFORMATION                                                              12

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                             (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS

                                                                                  June 30,         December 31,
                                  ASSETS                                            1995               1994
                                  ------                                        -----------        ------------
CASH AND CASH EQUIVALENTS                                                       $   614,620        $   160,888

ACCOUNTS RECEIVABLE                                                                    --              174,363

INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION,
  net of accumulated amortization of $2,399,887 and $2,831,101
  as of June 30, 1995 and December 31, 1994, respectively                         1,631,364          3,121,249

NOTE RECEIVABLE FROM GENERAL PARTNER,
  net of unamortized discount of $122,860 and $-0- as of June 30,
  1995 and December 31, 1994, respectively                                          766,306               --
                                                                                -----------        -----------
                 Total assets                                                   $ 3,012,290        $ 3,456,500
                                                                                ===========        ===========

     LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
     -------------------------------------------

LIABILITIES:

  Accounts payable to affiliates                                                $    15,287        $      --
  Accrued distributions to  partners                                                141,781            141,781
  Accrued liabilities                                                                 7,622              7,430
                                                                                -----------        -----------
                 Total liabilities                                                  164,690            149,211
                                                                                -----------        -----------

PARTNERS' CAPITAL (DEFICIT):
  General partner-
    Contributed capital                                                               1,000              1,000
    Distributions                                                                   (16,252)           (13,416)
    Accumulated deficit                                                              (3,522)            (1,761)
                                                                                -----------        -----------
                 Total general partner deficit                                      (18,774)           (14,177)
                                                                                -----------        -----------

  Limited partners -
    Contributed capital, net of offering costs  (11,229 units outstanding
       as of June 30, 1995 and December 31, 1994)                                 4,823,980          4,823,980
    Distributions                                                                (1,608,970)        (1,328,244)
    Accumulated deficit                                                            (348,636)          (174,270)
                                                                                -----------        -----------

                 Total limited partners' capital                                  2,866,374          3,321,466
                                                                                -----------        -----------

                 Total partners' capital                                          2,847,600          3,307,289
                                                                                -----------        -----------

                 Total liabilities and partners' capital                        $ 3,012,290        $ 3,456,500
                                                                                ===========        ===========


            The accompanying notes to unaudited financial statements
              are an integral part of these unaudited statements.

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                             (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS

                                                       For the Three Months Ended         For the Six Months Ended
                                                               June 30,                            June 30,
                                                       ---------------------------       ---------------------------
                                                          1995             1994             1995             1994
                                                       ---------        ----------       ---------        ----------
GROSS REVENUES                                         $ 101,398        $1,505,074       $ 102,548        $1,586,143

COSTS AND EXPENSES:
  Costs of filmed entertainment                           92,488         1,310,440          93,538         1,383,405
  Distribution fees and expenses                          50,350               572          50,925             9,693
  Operating, general and administrative expenses           7,234            10,412          15,199            14,219
                                                       ---------        ----------       ---------        ----------

                 Total costs and expenses                150,072         1,321,424         159,662         1,407,317
                                                       ---------        ----------       ---------        ----------

OPERATING INCOME (LOSS)                                  (48,674)          183,650         (57,114)          178,826
                                                       ---------        ----------       ---------        ----------

OTHER INCOME (EXPENSE):
  Interest income                                          1,644             1,988           3,847             2,657
  Loss on sale of film production                       (122,860)             --          (122,860)             --
                                                       ---------        ----------       ---------        ----------

                 Other income (expense), net            (121,216)            1,988        (119,013)            2,657
                                                       ---------        ----------       ---------        ----------

NET INCOME (LOSS)                                      $(169,890)       $  185,638       $(176,127)       $  181,483
                                                       =========        ==========       =========        ==========

ALLOCATION OF NET INCOME (LOSS):
  General partner                                      $  (1,699)       $    1,856       $  (1,761)       $    1,815
                                                       =========        ==========       =========        ==========

  Limited partners                                     $(168,191)       $  183,782       $(174,366)       $  179,668
                                                       =========        ==========       =========        ==========
NET INCOME (LOSS) PER LIMITED
   PARTNERSHIP UNIT                                    $  (14.98)       $    16.37       $  (15.53)       $    16.00
                                                       =========        ==========       =========        ==========

WEIGHTED AVERAGE NUMBER OF LIMITED
   PARTNERSHIP UNITS OUTSTANDING                          11,229            11,229          11,229            11,229
                                                       =========        ==========       =========        ==========


            The accompanying notes to unaudited financial statements
              are an integral part of these unaudited statements.

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                             (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS

                                                                     For the Six Months Ended
                                                                             June 30,
                                                                   ----------------------------
                                                                      1995              1994
                                                                   ---------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                $(176,127)       $   181,483
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
      Amortization of filmed entertainment costs                      93,538          1,383,405
      Loss on sale of film production                                122,860               --
      Decrease in accounts receivable                                174,363            274,338
      Increase (decrease) in accrued liabilities                         192               (487)
      Increase in accounts payable to affiliates                      15,287            170,228
      Increase in deferred revenue                                      --             (980,167)
                                                                   ---------        -----------

         Net cash provided by operating activities                   230,113          1,028,800
                                                                   ---------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of film production                              500,000               --
  Payment of production and overhead fee                                --             (468,000)
  Net (increase) decrease in production advances                       7,181           (314,827)
                                                                   ---------        -----------

         Net cash provided by (used in) investing activities         507,181           (782,827)
                                                                   ---------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Interest distribution to limited partners                             --               (2,534)
  Distributions to partners                                         (283,562)          (283,562)
                                                                   ---------        -----------

         Net cash used in financing activities                      (283,562)          (286,096)
                                                                   ---------        -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     453,732            (40,123)

CASH AND CASH EQUIVALENTS, beginning of period                       160,888            253,758
                                                                   ---------        -----------

CASH AND CASH EQUIVALENTS, end of period                           $ 614,620        $   213,635
                                                                   =========        ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
  Note receivable from sale of film production,
    net of unamortized discount                                    $ 766,306        $        --
                                                                   =========        ===========


            The accompanying notes to unaudited financial statements
              are an integral part of these unaudited statements.

                          JONES PROGRAMMING PARTNERS 2-A, LTD.
                                (A Limited Partnership)

                        NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION

         This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Programming Partners 2-A, Ltd. (the "Partnership") as of June 30, 1995 and December 31, 1994 and its results of operations and its cash flows for the three and six month periods ended June 30, 1995 and 1994. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

(2)      TRANSACTIONS WITH AFFILIATED ENTITIES

         The General Partner is entitled to reimbursement from the Partnership for its direct and indirect expenses allocable to the operations of the Partnership, which shall include, but not be limited to, rent, supplies, telephone, travel, legal expenses, accounting and auditing expenses, preparation and distribution of reports to investors and salaries of any full or part-time employees. Although the General Partner is entitled to reimbursement for all direct and indirect expenses allocable to the Partnership, the Partnership was charged $3,834 and $1,252 for direct expenses only for the three month periods ended June 30, 1995 and 1994, respectively. For the six month periods ended June 30, 1995 and 1994, $5,464 and $1,587, respectively, were charged to the partnership for such expenses.

(3)      INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION

         "Charlton Heston Presents: The Bible"

         In 1992, the General Partner, on behalf of the Partnership, entered into an agreement with Agamemnon Films, an unaffiliated party, to produce four one-hour programs for television, entitled "Charlton Heston Presents: The Bible" (the "Bible Programs"). The production costs of the Bible Programs were approximately $2,130,000. In addition, the Partnership paid a $240,000 production and overhead fee to the General Partner. In return for agreeing to fund these production costs, the Partnership acquired all rights to the Bible Programs in all markets and in all media in perpetuity. The Partnership subsequently assigned half of its ownership of the Bible Programs to an unaffiliated party for an investment of $1,000,000 toward the production costs for the Bible Programs. After consideration of the reimbursement, the Partnership's total investment in the Bible Programs is $1,369,764 and its net investment, after consideration of amortization, was $308,928 as of June 30, 1995. From inception to June 30, 1995, the Partnership has recognized $884,251 of gross revenue from this film, which includes $250,000 from the Arts & Entertainment Network (the "A&E"), which was used to finance the program's production.

         "Household Saints"

         In 1993, the Partnership acquired a one-third ownership interest in a film scheduled for world-wide theatrical release entitled "Household Saints." The budgeted production costs of "Household Saints" were approximately $5,000,000, and the final production costs were approximately $5,300,000. For a one-third ownership interest in the film, the Partnership contributed one-third of the budgeted production costs, or $1,666,667. Two unaffiliated entities contributed similar amounts. Prior to June 30, 1995, the Partnership had invested approximately $1,913,918 in the film, which included a production and overhead fee of $100,000 paid to the General Partner by the Partnership. Although under the terms of the Partnership's limited partnership agreement the General Partner was entitled to a fee of 12 percent of the lower of actual or budgeted production costs for each Partnership film project, which would have been approximately $600,000 for "Household Saints," the General Partner only took $100,000 as its production and overhead fee due to the limited involvement of the General Partner in the film's production. Prior to June 30, 1995, the Partnership's net limited investment in the film, after consideration of amortization, was $1,389,166. From inception to June 30, 1995, the Partnership had recognized $603,198 of gross revenue from this film.

         In January 1995, the General Partner's Board of Directors agreed in principle to purchase the Partnership's interest in "Household Saints" from the Partnership. The Partnership's limited partnership agreement allows the General Partner to purchase completed programming projects from the Partnership so long as the purchase price is an amount no less than the average of three separate independent appraisals of the project's fair market value. The General Partner subsequently obtained three separate independent appraisals of the fair market value of the Partnership's interest in "Household Saints." Sunrise Capital of Bainbridge Island, Washington appraised the Partnership's interest in the film at $141,495 as of March 15, 1995. GB Investment Corporation of New York, New York appraised the Partnership's interest in the film at $310,856 as of April 10, 1995. Kagan Media Appraisals Inc. of Carmel, California appraised the Partnership's interest in the film at $443,000 as of April 27, 1995. The average of the three independent appraisals of the fair market value of the Partnership's interest in "Household Saints" was $298,450. This amount was significantly less than the Partnership's $1,389,166 investment in the film (net of amortization) prior to June 30, 1995. Although not obligated to do so, the General Partner agreed to purchase the Partnership's interest in "Household Saints" at a purchase price of $1,389,166, a price sufficient to enable the Partnership to recover its investment in the film. Closing of this sale occurred on June 30, 1995. The purchase price was paid $500,000 in cash at closing, $500,000 in the form of a non-interest bearing promissory note payable in full 12 months from the closing date and $389,166 in the form of a non-interest bearing promissory note payable in full 24 months from the closing date. Because both promissory notes were non-interest bearing, the Partnership recognized imputed interest of $122,860, thereby reducing the notes' carrying value of $766,306 and incurring a loss on sale of the film of $122,860. This loss will be offset by the Partnership in the form of interest income recognized as the related discount on the promissory notes is amortized to interest income over the next 24 months.

         "The Whipping Boy"

         In 1993, the Partnership acquired the rights to "The Whipping Boy. "The Whipping Boy" was made into a two-hour telefilm. The film premiered in the North American television market on The Disney Channel. The film's final cost was approximately $4,100,000. As of June 30, 1995, the Partnership had invested $2,661,487 in the film, which included a $468,000 production and overhead fee paid to the General Partner. The film was co-produced by the General Partner and Gemini Films, a German company. The completed picture was delivered to The Disney Channel in the second quarter of 1994. The Partnership's net investment in the film, after consideration of amortization, was $1,322,436 as of June 30, 1995. From inception to June 30, 1995, the Partnership has recognized $2,100,699 of gross revenue from this film, of which $2,100,000 represents the initial license fee from The Disney Channel that was used to finance the film's production.

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               FINANCIAL CONDITION

Liquidity and Capital Resources

The Partnership's principal sources of liquidity are cash on hand and amounts received from the domestic and international distribution of its programming. As of June 30, 1995, the Partnership had $614,620 in cash.

On June 30, 1995, the Partnership sold its interest in "Household Saints" to the General Partner at a purchase price of $1,389,166. The purchase price was paid $500,000 in cash at closing, $500,000 in the form of a non-interest bearing promissory note payable in full 12 months from the closing date and $389,166 in the form of a non-interest bearing promissory note payable in full 24 months from the closing date. The General Partner has determined that the sale proceeds from "Household Saints" will contribute to the liquidity and capital resources of the Partnership, allowing the Partnership to fund its operating needs and enabling the Partnership to fund future distributions to the limited partners. At a minimum, the Partnership will distribute enough of the sale proceeds to the limited partners to cover the limited partners' federal income tax liability, if any, resulting from the sale.

In December 1994, the Partnership declared a distribution of $141,781 which was paid to the partners in February 1995. In March 1995, the Partnership declared a distribution of $141,781, which was paid to the partners in May 1995. In June 1995, the Partnership declared a distribution of $141,781, which will be paid to the partners in August 1995. These distributions are made using cash on hand, interest income and cash provided by operating activities. Distributions are expected to continue, although no determination has been made regarding any specific level of future distributions. Distributions reduce the financial flexibility of the Partnership.

The General Partner believes that the Partnership has, and will continue to have, sufficient liquidity to fund its operations and to meet its obligations during 1995. Liquidity will come primarily from the Partnership's programming projects as follows:

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

The Partnership and JDFC granted the General Partner the exclusive rights to distribute the Bible Programs. To accomplish this, the General Partner, on its own behalf, and GoodTimes entered into an agreement to form J/G Distribution Company to distribute the Bible Programs. J/G Distribution Company was formed as of June 24, 1992 and the Partnership granted it the sole and exclusive right to exhibit and distribute, and to license others to exhibit and distribute, the Bible Programs in all markets, all languages, and all media in perpetuity. J/G Distribution Company holds the copyright for the benefit of the Partnership (50 percent interest) and GoodTimes (50 percent interest). J/G Distribution Company is currently distributing the Bible Programs in the retail home video market. As of June 30, 1995, gross sales made by J/G Distribution Company totaled $1,268,502, of which $634,251 has been retained by J/G Distribution Company for its fees and marketing costs, with the remaining $634,251 belonging 50 percent to the Partnership and 50 percent to Goodtimes. Additionally, $250,000 was received directly by the Partnership as its share of the initial license fee from A&E. As of June 30, 1995, the Partnership had received both $317,126 from J/G Distribution and the $250,000 from A&E.

In 1994, J/G Distribution Company, an affiliate of the General Partner, and Jones Interactive, Inc. ("JII"), also an affiliate of the General Partner, entered into an agreement to produce a CD-ROM version of the Bible Programs. The total cost for production of the CD-ROM version will be funded by J/G Distribution Company. No Partnership funds will be utilized in the production of the CD-ROM version; however, after production costs, distribution fees and costs associated with distribution are recouped, a percentage of net revenues will flow to the Partnership in the form of a royalty. The production is being done on two separate discs, one for the Old Testament, which is expected to be completed in the third quarter of 1995, and a second disc for the New Testament, which is expected to be completed in the fourth quarter of 1995. Distribution of the CD-ROM version will be done in the United States and Canada by affiliates of J/G Distribution Company. As of June 30, 1995, the agreement to produce the CD-ROM version was being renegotiated, with final agreement terms, including the percentage of the royalty payable to the Partnership, expected in the third quarter of 1995.

"Household Saints"

In February 1993, the Partnership acquired a one-third ownership interest in a film scheduled for world-wide theatrical release entitled "Household Saints." For a one-third ownership interest in the film, the Partnership has contributed one-third of the budgeted production costs, or $1,666,667, along with two other unaffiliated entities. Prior to June 30, 1995, the Partnership had invested $1,913,918 in the film, which included a production and overhead fee of $100,000 paid to the General Partner by the Partnership. Although under the terms of the Partnership's limited partnership agreement the General Partner was entitled to a fee of 12 percent of the lower of actual or budgeted production costs for each Partnership film project, which fee would have been approximately $600,000 for "Household Saints," the General Partner only took $100,000 as its production and overhead fee due to the limited involvement of the General Partner in the film's production. In addition, the Partnership paid approximately $406,000 for prints and advertising costs.

"Household Saints" was released in theaters in the United States and Canada in September 1993 and the film performed to a disappointing box office of approximately $600,000 in the United States. The disappointing U.S. theatrical box office translated to a disappointing unit volume of rental home video sales (under 10,000 units have been sold). As of June 30, 1995, domestic home video sales of approximately $26,000 had been made.

In January 1995, the General Partner's Board of Directors agreed in principle to purchase the Partnership's interest in "Household Saints" from the Partnership. The Partnership's limited partnership agreement allows the General Partner to purchase completed programming projects from the Partnership so long as the purchase price is an amount no less than the average of three separate independent appraisals of the project's fair market value. The General Partner subsequently obtained three separate independent appraisals of the fair market value of the Partnership's interest in "Household Saints." Sunrise Capital of Bainbridge Island, Washington appraised the Partnership's interest in the film at $141,495 as of March 15, 1995. GB Investment Corporation of New York, New York appraised the Partnership's interest in the film at $310,856 as of April 10, 1995. Kagan Media Appraisals Inc. of Carmel, California appraised the Partnership's interest in the film at $443,000 as of April 27, 1995. The average of the three independent appraisals of the fair market value of the Partnership's interest in "Household Saints" was $298,450. This amount was significantly less than the Partnership's $1,389,166 investment in the film (net of amortization) prior to June 30, 1995. Although not obligated to do so, the General Partner agreed to purchase the Partnership's interest in "Household Saints" at a purchase price of $1,389,166, a price sufficient to enable the Partnership to recover its investment in the film. Closing of this sale occurred on June 30, 1995. The purchase price was paid $500,000 in cash at closing, $500,000 in the form of a non-interest bearing promissory note payable in full 12 months from the closing date and $389,166 in the form of a non-interest bearing promissory note payable in full 24 months from the closing date. Because both promissory notes were non-interest bearing, the Partnership recognized imputed interest of $122,860, thereby reducing the notes' carrying value to $766,306 and incurring a loss on sale of the film of $122,860. This loss will be offset by the Partnership in the form of interest income recognized as the related discount on the promissory notes is amortized to interest income over the next 24 months.

"The Whipping Boy"

In August 1993, the Partnership acquired the rights to the Newbury Award-winning book "The Whipping Boy." The project was co-developed by the Partnership and The Disney Channel and the completed telefilm was delivered to The Disney Channel in the second quarter of 1994. The film premiered in the North American television market in July 1994. As of June 30, 1995, the Partnership had invested $2,661,487 in the film, which included a $468,000 production and overhead fee payable to the General Partner. The Partnership has received approximately $2,100,000 from The Disney Channel for licensing certain rights to the film to The Disney Channel.

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

                                 RESULTS OF OPERATIONS

Revenues of the Partnership decreased $1,483,595, from $1,586,143 for the six month period ended June 30, 1994 to $102,548 for the similar period in 1995. Revenues of the Partnership decreased $1,403,676 from $1,505,074 for the three month period ended June 30, 1994 to $101,398 for the similar period in 1995. These decreases were the result of decreased sales of the Partnership's programming during 1995. In 1995, the Partnership recognized revenue of $-0-from "Household Saints," $101,849 from "Charlton Heston Presents: The Bible" (the "Bible Programs") and $699 from "The Whipping Boy" compared to 1994 revenues of $29,897, $85,996, and $1,470,250, respectively.

Filmed entertainment costs decreased $1,289,867, from $1,383,405 for the six month period ended June 30, 1994 to $93,538 for the similar period in 1995. Filmed entertainment costs decreased $1,217,952, from $1,310,440 for the three month period ended June 30, 1994 to $92,488 for the similar period in 1995. These increases were the result of decreased revenues as mentioned above. Filmed entertainment costs are amortized over the life of each film in the ratio that current gross revenue bear to anticipated total gross revenues.

Distribution fees and expenses increased $41,232, from $9,693 for the six month period ended June 30, 1994 to $50,925 for the similar period in 1995. Distribution fees and expenses increased $49,778, from $572 for the three month period ended June 30, 1994 to $50,350 for the similar period in 1995. These increases were the result of increased home video sales of "Charlton Heston Presents: The Bible" under the Partnership's distribution agreement with J/G Distribution Company. Distribution fees and expenses relate to the compensation due and costs incurred by unaffiliated parties in selling the Partnership's film productions in the international theatrical, television and home video markets.

Operating, general and administrative expenses increased $980, from $14,219 for the six month period ended June 30, 1994 to $15,199 for the similar period in 1995. This increase was primarily due to an increase in direct costs allocable to the operations of the Partnership that were charged to the Partnership by the General Partner during the six month period ended June 30, 1995 as compared to the similar period in 1994. Operating, general and administrative expenses decreased $3,178, from $10,412 for the three month period ended June 30, 1994 to $7,234 for the similar period in 1995. This decrease was primarily due to a decrease in professional service costs incurred by the Partnership during the three month period ended June 30,1995 as compared to the similar period in 1994.

Loss on sale of film production increased $122,860 from $-0- for the three and six month periods ended June 30, 1994 to $122,860 for the similar periods in 1995. This increase was the result of the sale of "Household Saints" to the General Partner on June 30, 1995. The loss resulted from the Partnership's recognition of imputed interest on two non-interest bearing promissory notes received from the General Partner as part of the sale agreement.

Interest income increased $1,190, from $2,657 for the six month period ended June 30, 1994 to $3,847 for the similar period in 1995. Interest income decreased $344, from $1,988 for the three month period ended June 30, 1994 to $1,644 for the similar period in 1995. These changes in interest income are the result of changes in average cash balances invested during 1995 as compared to 1994.

                           Part II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         a)   Exhibits

              27) Financial Data Schedule

         b)   Reports on Form 8-K

              Report dated June 30, 1995 disclosing the closing of the sale by Jones Programming Partners 2-A, Ltd. of its one-third ownership interest in "Household Saints" to Jones Entertainment Group, Ltd.

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

                                 JONES PROGRAMMING PARTNERS 2-A, LTD.


                                 BY:  JONES ENTERTAINMENT GROUP, LTD.
                                      General Partner


                                 By:  /s/ Theodore A. Henderson
                                      ---------------------------------------
                                      Theodore A. Henderson
                                      Principal Financial and Accounting Officer


Dated:  August 14, 1995

                                 EXHIBIT INDEX


       Exhibit No.            Exhibit Description                 Page
       -----------            -------------------                 ----
                             Financial Data Schedule
