Form 10-Q
period 1995-09-30
JONES PROGRAMMING PARTNERS 2-A LTD
filed 1995-11-14
CIK 868610

                                  FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549



(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 1995.
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to _______________.

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

                      JONES PROGRAMMING PARTNERS 2-A, LTD.


                                     INDEX

                                                                                                          Page
                                                                                                         Number
                                                                                                         ------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                 Unaudited Balance Sheets
                    September 30, 1995 and December 31, 1994                                                 3

                 Unaudited Statements of Operations
                    Three and Nine Months Ended September 30, 1995 and 1994                                  4

                 Unaudited Statements of Cash Flows
                    Nine Months Ended September 30, 1995 and 1994                                            5

                 Notes to Unaudited Financial Statements
                    September 30, 1995                                                                     6-7


         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                                         8-10


PART II.  OTHER INFORMATION                                                                                 11

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                                                September 30,          December 31,
                                 ASSETS                                             1995                  1994
                                 ------                                         -------------          -----------
CASH AND CASH EQUIVALENTS                                                       $    498,150           $   160,888

ACCOUNTS RECEIVABLE                                                                        -               174,363

INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION,
  net of accumulated amortization of $2,472,474 and $2,831,101 as of September 30, 1995 and December 31, 1994, respectively
  (See note 3)                                                                     1,558,777             3,121,249

NOTE RECEIVABLE FROM GENERAL PARTNER,
  net of unamortized discount of $101,593 and $-0- as of September 30,
  1995 and December 31, 1994, respectively                                           787,573                     -
                                                                                ------------           -----------

      Total assets                                                              $  2,844,500           $ 3,456,500
                                                                                ============           ===========

     LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
     -------------------------------------------

LIABILITIES:
  Accounts payable to affiliates                                                $          -           $         -
  Accrued distributions to  partners                                                 141,781               141,781
  Accrued liabilities                                                                  9,917                 7,430
                                                                                ------------           -----------
     Total liabilities                                                               151,698               149,211
                                                                                ------------           -----------

PARTNERS' CAPITAL (DEFICIT):
  General partner-
    Contributed capital                                                                1,000                 1,000
    Distributions                                                                    (17,670)              (13,416)
    Accumulated deficit                                                               (3,652)               (1,761)
                                                                                ------------           -----------
      Total general partner deficit                                                  (20,322)              (14,177)
                                                                                ------------           -----------

  Limited partners -
    Contributed capital, net of offering costs  (11,229 units outstanding
       as of September 30, 1995 and December 31, 1994)                             4,823,980             4,823,980
    Distributions                                                                 (1,749,333)           (1,328,244)
    Accumulated deficit                                                             (361,523)             (174,270)
                                                                                ------------           -----------

      Total limited partners' capital                                              2,713,124             3,321,466
                                                                                ------------           -----------

      Total partners' capital                                                      2,692,802             3,307,289
                                                                                ------------           -----------

      Total liabilities and partners' capital                                   $  2,844,500           $ 3,456,500
                                                                                ============           ===========


            The accompanying notes to unaudited financial statements
              are an integral part of these unaudited statements.

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS


                                                      For the Three Months Ended          For the Nine Months Ended
                                                             September 30,                       September 30,
                                                     ----------------------------        ---------------------------
                                                        1995             1994               1995             1994
                                                     -----------      -----------        -----------      ----------
GROSS REVENUES                                       $    79,490      $   727,006        $   182,038      $2,313,149

COSTS AND EXPENSES:
  Costs of filmed entertainment                           72,587          683,384            166,125       2,066,789
  Distribution fees and expenses                          39,725           95,146             90,650         104,839
  Operating, general and administrative expenses           6,824            4,150             22,023          18,369
                                                     -----------      -----------        -----------      ----------

     Total costs and expenses                            119,136          782,680            278,798       2,189,997
                                                     -----------      -----------        -----------      ----------

OPERATING INCOME (LOSS)                                  (39,646)         (55,674)           (96,760)        123,152
                                                     -----------      -----------        -----------      ----------

OTHER INCOME (EXPENSE):
  Interest income                                         26,629            1,656             30,476           4,313
  Loss on sale of film production                              -                -           (122,860)              -
                                                     -----------      -----------        -----------      ----------

    Other income (expense), net                           26,629            1,656            (92,384)          4,313
                                                     -----------      -----------        -----------      ----------

NET INCOME (LOSS)                                    $   (13,017)      $  (54,018)       $  (189,144)     $  127,465
                                                     ===========       ==========        ===========      ==========

ALLOCATION OF NET INCOME (LOSS):
  General partner                                    $      (130)      $     (540)       $    (1,891)     $    1,275
                                                     ===========       ==========        ===========      ==========

  Limited partners                                   $   (12,887)      $  (53,478)       $  (187,253)     $  126,190
                                                     ===========       ==========        ===========      ==========
NET INCOME (LOSS) PER LIMITED
   PARTNERSHIP UNIT                                  $     (1.15)      $    (4.76)        $   (16.68)     $    11.24
                                                     ===========       ==========         ==========      ==========

WEIGHTED AVERAGE NUMBER OF LIMITED
   PARTNERSHIP UNITS OUTSTANDING                          11,229           11,229             11,229          11,229
                                                     ===========       ==========         ==========      ==========


            The accompanying notes to unaudited financial statements
              are an integral part of these unaudited statements.

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS


                                                                                  For the Nine Months Ended
                                                                                         September 30,
                                                                                ------------------------------
                                                                                  1995                 1994
                                                                                ---------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                             $(189,144)          $  127,465
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Amortization of filmed entertainment costs                                  166,125            2,066,789
      Amortization of discount                                                    (21,267)                   -
      Loss on sale of film production                                             122,860                    -
      Decrease (increase) in accounts receivable                                  174,363             (325,662)
      Increase in accrued liabilities                                               2,487                2,196
      Increase in accounts payable to affiliates                                        -              238,106
      Decrease in deferred revenue                                                      -             (980,167)
                                                                                ---------           ----------

        Net cash provided by operating activities                                 255,424            1,128,727
                                                                                ---------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of film production                                           500,000                    -
  Payment of production and overhead fee                                                -             (468,000)
  Net (increase) decrease in production advances                                    7,181             (382,148)
                                                                                ---------           ----------

        Net cash provided by (used in) investing activities                       507,181             (850,148)
                                                                                ---------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Interest distribution to limited partners                                             -               (2,534)
  Distributions to partners                                                      (425,343)            (425,343)
                                                                                ---------           ----------

        Net cash used in financing activities                                    (425,343)            (427,877)
                                                                                ---------           ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  337,262             (149,298)

CASH AND CASH EQUIVALENTS, beginning of period                                    160,888              253,758
                                                                                ---------           ----------

CASH AND CASH EQUIVALENTS, end of period                                        $ 498,150           $  104,460
                                                                                =========           ==========

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
  Note receivable from sale of film production,
    net of unamortized discount of $101,593                                     $ 787,573           $        -
                                                                                =========           ==========


            The accompanying notes to unaudited financial statements
              are an integral part of these unaudited statements.

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


(1)      BASIS OF PRESENTATION

         This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Programming Partners 2-A, Ltd. (the "Partnership") as of September 30, 1995 and December 31, 1994 and its results of operations and its cash flows for the three and nine month periods ended September 30, 1995 and 1994. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. Certain prior year amounts have been reclassified to conform to the 1995 presentation.

(2)      TRANSACTIONS WITH AFFILIATED ENTITIES

         The General Partner is entitled to reimbursement from the Partnership for its direct and indirect expenses allocable to the operations of the Partnership, which shall include, but not be limited to, rent, supplies, telephone, travel, legal expenses, accounting and auditing expenses, preparation and distribution of reports to investors and salaries of any full or part-time employees. Although the General Partner is entitled to reimbursement for all direct and indirect expenses allocable to the Partnership, the Partnership was charged $3,317 and $1,674 for direct expenses only for the three month periods ended September 30, 1995 and 1994, respectively. For the nine month periods ended September 30, 1995 and 1994, $8,781 and $3,261, respectively, were charged to the Partnership for direct expenses.

(3)      INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION

         "Charlton Heston Presents: The Bible"

         In 1992, the General Partner, on behalf of the Partnership, entered into an agreement with Agamemnon Films, an unaffiliated party, to produce four one-hour programs for television, entitled "Charlton Heston Presents: The Bible" (the "Bible Programs"). The production costs of the Bible Programs were approximately $2,130,000. In addition, the Partnership paid a $240,000 production and overhead fee to the General Partner. In return for agreeing to fund these production costs, the Partnership acquired all rights to the Bible Programs in all markets and in all media in perpetuity. The Partnership subsequently assigned half of its ownership of the Bible Programs to an unaffiliated party for an investment of $1,000,000 toward the production costs for the Bible Programs. After consideration of the reimbursement, the Partnership's total investment in the Bible Programs is $1,369,764 and its net investment, after consideration of amortization, was $499,023 as of September 30, 1995. From inception to September 30, 1995, the Partnership has recognized approximately $964,000 of gross revenue from this film, which includes $250,000 from the Arts & Entertainment Network (the "A&E"), which was used to finance the program's production.

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

         In January 1995, the General Partner's Board of Directors agreed in principle to purchase the Partnership's interest in "Household Saints" from the Partnership at a price equal to the Partnership's net investment in the film of $1,389,166. The Partnership's limited partnership agreement allows the General Partner to purchase completed programming projects from the Partnership so long as the purchase price is an amount no less than the average of three separate independent appraisals of the project's fair market value. The General Partner subsequently obtained three separate independent appraisals of the fair market value of the Partnership's interest in "Household Saints." Sunrise Capital of Bainbridge Island, Washington appraised the Partnership's interest in the film at $141,495 as of March 15, 1995. GB Investment Corporation of New York, New York appraised the Partnership's interest in the film at $310,856 as of April 10, 1995. Kagan Media Appraisals Inc. of Carmel, California appraised the Partnership's interest in the film at $443,000 as of April 27, 1995. The average of the three independent appraisals of the fair market value of the Partnership's interest in "Household Saints" was $298,450. Closing of the sale occurred on June 30, 1995. The purchase price was paid $500,000 in cash at closing, $500,000 in the form of a non-interest bearing promissory note payable in full 12 months from the closing date and $389,166 in the form of a non-interest bearing promissory note payable in full 24 months from the closing date. Because both promissory notes were non-interest bearing, the Partnership recognized imputed interest of $122,860, thereby reducing the notes' carrying value of $766,306 and incurring a loss on sale of the film of $122,860. This loss will be offset by the Partnership in the form of interest income recognized as the related discount on the promissory notes is amortized to interest income over the next 24 months. For the nine months ended September 30, 1995, interest income of $21,267 has been recognized from amortization of the related discount.

         "The Whipping Boy"

         In 1993, the Partnership acquired the rights to the Newbury Award-winning book "The Whipping Boy." "The Whipping Boy" was produced as a two-hour telefilm which premiered in the North American television market on The Disney Channel. The film's final cost was approximately $4,100,000. As of September 30, 1995, the Partnership had invested $2,661,487 in the film, which included a $468,000 production and overhead fee paid to the General Partner. The film was co-produced by the General Partner and Gemini Films, a German company. The completed picture was delivered to The Disney Channel in the second quarter of 1994. The Partnership's net investment in the film, after consideration of amortization, was $1,059,754 as of September 30, 1995. From inception to September 30, 1995, the Partnership has recognized approximately $2,101,000 of gross revenue from this film, of which $2,100,000 represents the initial license fee from The Disney Channel that was used to finance the film's production.

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                            (A Limited Partnership)

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              FINANCIAL CONDITION


Liquidity and Capital Resources

The Partnership's principal sources of liquidity are cash on hand and amounts received from the domestic and international distribution of its programming. As of September 30, 1995, the Partnership had $498,150 in cash.

On June 30, 1995, the Partnership sold its interest in "Household Saints" to the General Partner for $1,389,166. The purchase price was paid $500,000 in cash at closing, $500,000 in the form of a non-interest bearing promissory note payable in full 12 months from the closing date and $389,166 in the form of a non-interest bearing promissory note payable in full 24 months from the closing date. The General Partner has determined that the sale proceeds from "Household Saints" will contribute to the liquidity and capital resources of the Partnership, allowing the Partnership to fund its operating needs and enabling the Partnership to fund future distributions to the limited partners. At a minimum, the Partnership will distribute enough of the sale proceeds to the limited partners to cover the limited partners' federal income tax liability, if any, resulting from the sale.

For the nine months ended September 30, 1995, the Partnership has declared distributions to partners totalling $425,343, of which $141,781 was paid in May 1995 and $141,781 in August 1995, with the remaining $141,781 to be paid in November 1995. These distributions are made using cash on hand, interest income and cash provided by operating activities. Distributions are expected to continue, although no determination has been made regarding any specific level of future distributions. Distributions reduce the financial flexibility of the Partnership.

The General Partner believes that the Partnership has, and will continue to have, sufficient liquidity to fund its operations and to meet its obligations. Liquidity will come primarily from the Partnership's programming projects as follows:

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

The Partnership and JDFC granted the General Partner the exclusive rights to distribute the Bible Programs. To accomplish this, the General Partner, on its own behalf, and GoodTimes entered into an agreement to form J/G Distribution Company to distribute the Bible Programs. J/G Distribution Company was formed as of June 24, 1992 and the Partnership granted it the sole and exclusive right to exhibit and distribute, and to license others to exhibit and distribute, the Bible Programs in all markets, all languages, and all media in perpetuity. J/G Distribution Company holds the copyright for the benefit of the Partnership (50 percent interest) and GoodTimes (50 percent interest). J/G Distribution Company is currently distributing the Bible Programs in the retail home video market. As of September 30, 1995, gross sales made by J/G Distribution Company totalled $1,427,398, of which $713,699 has been retained by J/G Distribution Company for its fees and marketing costs, with the remaining $713,699 belonging 50 percent to the Partnership and 50 percent to Goodtimes. Additionally, $250,000 was received directly by the Partnership as its share of the initial license fee from A&E. As of September 30, 1995, the Partnership had received both $356,850 from J/G Distribution and the $250,000 from A&E.

In 1994, J/G Distribution Company, an affiliate of the General Partner, and Jones Interactive, Inc. ("JII"), also an affiliate of the General Partner, entered into an agreement to produce a CD-ROM version of the Bible Programs.
No Partnership funds have been or will be utilized in the production of the CD-ROM version; however, after production costs, distribution fees and costs associated with distribution are recovered, a percentage of net revenues (currently being negotiated) will flow to the Partnership. The production is being done on two separate discs, one for the New Testament, which was completed in the third quarter of 1995, and a second disc for the Old Testament, which is expected to be completed in the fourth quarter of 1995. Distribution of the CD-ROM version will be done in the United States and Canada by affiliates of J/G Distribution Company. As of September 30, 1995, the agreement to produce the CD-ROM version was being renegotiated, with final agreement terms, including the percentage of net revenues payable to the Partnership, expected in late 1995. The Partnership plans to recover its remaining net investment in the Bible Programs of $499,023 from net revenues generated from domestic and international home video markets.

"The Whipping Boy"

In August 1993, the Partnership acquired the rights to the Newbury Award-winning book "The Whipping Boy." The project was co-developed by the Partnership and The Disney Channel and produced by the General Partner and German and French co-production partners. The completed telefilm was delivered to The Disney Channel in the second quarter of 1994 and premiered in the North American television market in July 1994. As of September 30, 1995, the Partnership had invested $2,661,487 in the film, which included a $468,000 production and overhead fee payable to the General Partner. The Partnership has received approximately $2,100,000 from The Disney Channel for licensing certain rights to the film to The Disney Channel.

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

The General Partner and Gemini Films have selected Canal Plus Distribution as the company that will distribute and exploit the movie outside of North America. Canal Plus Distribution will earn distribution fees of 15 percent of the film's gross receipts outside of North America, and it will be reimbursed for its expenses capped at 10 percent of the film's gross receipts outside of North America (excluding dubbing costs). Canal Plus Distribution will be responsible for accounting and remitting to Gemini Films the net revenues from the film's distribution in all markets and in all media outside of North America. Gemini Films will be responsible for forwarding the Partnership's share of such revenues within 10 days of receipt of such funds from Canal Plus. The Partnership plans to recover its remaining net investment in this film of $1,059,754 primarily from net revenues generated from domestic home video and television distribution.

                             RESULTS OF OPERATIONS

Revenues of the Partnership decreased $2,131,111, from $2,313,149 for the nine month period ended September 30, 1994 to $182,038 for the similar period in 1995. Revenues of the Partnership decreased $647,516, from $727,006 for the three month period ended September 30, 1994 to $79,490 for the similar period in 1995. These decreases were the result of decreased sales of the Partnership's programming during 1995. In 1995, the Partnership recognized revenue of $-0- from "Household Saints," $181,339 from "Charlton Heston
Presents: The Bible" (the "Bible Programs") and $699 from "The Whipping Boy" compared to 1994 revenues from these three films of $41,155, $171,994, and $2,100,000, respectively.

Filmed entertainment costs decreased $1,900,664, from $2,066,789 for the nine month period ended September 30, 1994 to $166,125 for the similar period in 1995. Filmed entertainment costs decreased $610,797, from $683,384 for the three month period ended September 30, 1994 to $72,587 for the similar period in 1995. These decreases were the result of decreased revenues as mentioned above. Filmed entertainment costs are amortized over the life of each film in the ratio that current gross revenue bear to anticipated total gross revenues.

Distribution fees and expenses decreased $14,189, from $104,839 for the nine month period ended September 30, 1994 to $90,650 for the similar period in 1995. Distribution fees and expenses decreased $55,421, from $95,146 for the three month period ended September 30, 1994 to $39,725 for the similar period in 1995. These decreases were the result of decreased home video sales of "Charlton Heston Presents: The Bible" under the Partnership's distribution agreement with J/G Distribution Company as well as the overall decrease in Partnership revenues as mentioned above. Distribution fees and expenses relate to the compensation due and costs incurred by distributors in selling the Partnership's film productions in domestic and international markets.

Operating, general and administrative expenses increased $2,674 and $3,654, respectively, for the three and nine month periods ended September 30, 1995 as compared to the same periods in 1994. These increases were primarily due to an increase in direct costs allocable to the operations of the Partnership that were charged to the Partnership by the General Partner in 1995 as compared to 1994.

Loss on sale of film production increased $122,860 from $-0- for the nine months ended September 30, 1994 to $122,860 for the similar period in 1995. This increase was the result of the sale of "Household Saints" to the General Partner on June 30, 1995. The loss resulted from the Partnership's recognition of imputed interest on two non-interest bearing promissory notes received from the General Partner as part of the sale agreement.

Interest income increased $26,163, from $4,313 for the nine month period ended September 30, 1994 to $30,476 for the similar period in 1995. Interest income increased $24,973, from $1,656 for the three month period ended September 30, 1994 to $26,629 for the similar period in 1995. These increases in interest income are primarily the result of $21,267 in interest income recognized during the third quarter of 1995 relating to the amortization of the discount on the two promissory notes received from the General Partner as part of the "Household Saints" sale agreement.

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

                                        JONES PROGRAMMING PARTNERS 2-A, LTD.
                                        BY:  JONES ENTERTAINMENT GROUP, LTD.
                                             General Partner




                                        By:  /s/ Theodore A. Henderson
                                             ---------------------------------
                                             Theodore A. Henderson
                                             Principal Financial and Accounting
                                               Officer

Dated:  November 14, 1995

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION                          PAGE
------                        -------------------                          ----
27            Financial Data Schedule
