Form 10-K
period 1995-12-31
JONES PROGRAMMING PARTNERS 2-A LTD
filed 1996-04-01
CIK 868610

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1995
                                     OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from    ______ to ______

Commission file number:   0-20944

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Colorado                                         84-1088819
          --------                                         ----------
   (State of Organization)                     (IRS Employer Identification No.)

  P.O. Box 3309, Englewood,
    Colorado 80155-3309                                  (303) 792-3111
- -------------------------------                          --------------
(Address of principal executive                    (Registrant's telephone no.
    office and Zip Code)                              including area code)

       Securities registered pursuant to Section 12(b) of the Act: None
         Securities registered pursuant to Section 12(g) of the Act:
                        Limited Partnership Interests

Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                    Yes     x                          No
                          -----                             -----

Aggregate market value of the voting stock held by non-affiliates of the registrant: N/A

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                    -----


                   DOCUMENTS INCORPORATED BY REFERENCE:  None

                                    PART I.

                               ITEM 1.  BUSINESS

         Jones Programming Partners 2-A, Ltd. (the "Partnership") is a Colorado limited partnership that was formed in March 1992 pursuant to the public offering of limited partnership interests in the Jones Programming Partners Limited Partnership Program. Jones Entertainment Group, Ltd., a Colorado corporation, is the general partner of the Partnership (the "General Partner"). The Partnership was formed to acquire, develop, produce and distribute original programming ("Programming") to be owned by the Partnership. During 1995, the Partnership had three Programming projects: "Charlton Heston Presents: The Bible," "Household Saints" and "The Whipping Boy." Following is a description of these Programming projects.

         Charlton Heston Presents: The Bible. In May 1992, the General Partner, on behalf of the Partnership, entered into an agreement with Agamemnon Films, an unaffiliated party, to produce four one-hour programs for television, entitled "Charlton Heston Presents: The Bible" (the "Bible Programs"). The production costs of the Bible Programs were approximately $2,370,000, which included a $240,000 production and overhead fee to the General Partner. In return for agreeing to fund these production costs, the Partnership acquired all rights to the Bible Programs in all markets and in all media in perpetuity. The Partnership subsequently assigned half of its ownership of the Bible Programs to an unaffiliated party for an investment of $1,000,000 toward the production costs for the Bible Programs. After consideration of the reimbursement, the Partnership's total investment in the Bible Programs is $1,369,764 and its net investment, after consideration of amortization, was $369,873 as of December 31, 1995. From inception to December 31, 1995, the Partnership has recognized $1,094,960 of revenue from this film, of which $431,438 has been retained by the distributors of the film for their fees and marketing costs. Of the remaining $663,522, the Partnership has received $611,342 as of December 31, 1995. The remaining $52,180 was received in March 1996. The Partnership plans to recover its remaining investment in this film from net revenues generated from domestic and international home video markets.

         Household Saints. In February 1993, the Partnership acquired a one-third ownership interest in a film scheduled for world-wide theatrical release entitled "Household Saints." The budgeted production costs of "Household Saints" were approximately $5,000,000, and the final production costs were approximately $5,300,000. For a one-third ownership interest in the film, the Partnership contributed one-third of the budgeted production costs, or $1,666,667. Two unaffiliated entities contributed similar amounts. Prior to June 30, 1995, the Partnership had invested approximately $1,913,918 in the film, which included a production and overhead fee of $100,000 paid to the General Partner by the Partnership. Prior to June 30, 1995, the Partnership's net investment in the film, after consideration of amortization, was $1,389,166. From inception to June 30, 1995, the Partnership had recognized $603,198 of revenue from this film.

         In January 1995, the General Partner's Board of Directors agreed in principle to purchase the Partnership's interest in "Household Saints" from the Partnership at a price equal to the Partnership's net investment in the film of $1,389,166. The Partnership's limited partnership agreement allows the General Partner to purchase completed programming projects from the Partnership so long as the purchase price is an amount no less than the average of three separate independent appraisals of the fair market value. The General Partner subsequently obtained three separate independent appraisals of the fair market value of the Partnership's interest in "Household Saints." Sunrise Capital of Bainbridge Island, Washington appraised the Partnership's interest in the film at $141,495 as of March 15, 1995. GB Investment Corporation of New York, New York appraised the Partnership's interest in the film at $310,856 as of April 10, 1995. Kagan Media Appraisals Inc. of Carmel, California appraised the Partnership's interest in the film at $443,000 as of April 27, 1995. The average of the three independent appraisals of the fair market value of the Partnership's interest in "Household Saints" was approximately $300,000. Closing of the sale occurred on June 30, 1995. The purchase price was paid $500,000 in cash at closing, $500,000 in the form of a non-interest bearing promissory note payable in full 12 months from the closing date and $389,166 in the form of a non-interest bearing promissory note payable in full 24 months from the closing date. Because both promissory notes were non-interest bearing, the Partnership recognized imputed interest of $122,860, thereby reducing the notes' carrying value to $766,306 and incurring a loss on sale of the film of $122,860. This loss will be offset by the Partnership in the form of interest income recognized as the related discount on the promissory notes is amortized to interest income over the next 24 months. For the year ended December 31, 1995, interest income of $43,125 has been recognized from amortization of the related discount.

         The Whipping Boy. In August 1993, the Partnership acquired the rights to the Newbury Award-winning book, "The Whipping Boy." "The Whipping Boy" was produced as a two-hour telefilm which premiered in the North American television market on The Disney Channel. The film's final cost was approximately $4,100,000. As of December 31, 1995, the Partnership had invested $2,661,487 in the film, which included a $468,000 production and overhead fee paid to the General Partner. The film was co-produced by the General Partner and Gemini Films, a German company. The completed picture was delivered to The Disney Channel in the second quarter of 1994. The Partnership's net investment in the film, after consideration of amortization, was $1,051,213 as of December 31, 1995. From inception to December 31, 1995, the Partnership has recognized $2,111,931 of gross revenue from this film, of which $2,100,000 represents the initial license fee from The Disney Channel that was used to finance the film's production. Of the remaining $11,931, $2,808 has been retained by the distributors of the film for their fees and marketing costs and $699 has been received by the Partnership as of December 31, 1995. The remaining $8,424 was received in March 1996.

         The General Partner on behalf of the Partnership, continues to seek additional licensing agreements for the distribution of the Partnership's filmed entertainment. The Partnership will seek to recover its investment in filmed entertainment by relicensing its assets through international sales, domestic cable or syndication, home video and ancillary markets. It is not anticipated that the Partnership will invest in any additional programming projects, but instead will focus on the distribution of its existing projects. See further discussion of the Partnership's distribution efforts concerning its film projects in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The Partnership has encountered and will continue to encounter intense competition in connection with its attempts to distribute the Programming. There is competition within the television programming industry for exhibition time on cable television networks, broadcast networks and independent television stations. In most cases, potential customers of the Partnership's Programming also produce their own competitive programs. In recent years, the number of television production companies and the volume of programming being distributed have increased, thereby intensifying this competition. Acceptance of the Programming in certain distribution media may be limited and the Programming will compete with other types of television programming in all domestic and international distribution media and markets. The success of programming is also dependent in part on public taste, which is unpredictable and susceptible to change. In international markets, the Partnership will encounter additional risks, such as foreign currency rate fluctuations, compliance and regulatory requirements, differences in tax laws, and economic and political environments. Profitability of the Partnership will depend largely on the Programming's acceptance in various domestic and international television markets, on the level of distribution of the Programming in such markets and the license fees and library values generated thereby, which are outside the control of the Partnership. There can be no assurance that the distribution efforts made by the Partnership, the General Partner or unaffiliated parties on behalf of the Partnership for the Programming will be sufficient to recover the Partnership's investment or produce profits for the Partnership.


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

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II.

               ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
                      AND RELATED SECURITY HOLDER MATTERS

         While the Partnership is publicly held, there is no public market for the limited partnership interests and it is not expected that such a market will develop in the future. As of February 15, 1996, the number of equity security holders in the Partnership was 539.

ITEM 6.  SELECTED FINANCIAL DATA

                                                         For the Years Ended December 31,
                                               ----------------------------------------------   From Inception to
                                                    1995             1994            1993       December 31, 1992
                                               -------------    -------------    ------------   -----------------
Gross Revenues                                 $  324,489       $2,673,557       $  612,042         $  200,000
Costs of Filmed Entertainment                     303,817        2,123,180          534,611            173,309
Distribution Fees and Expenses                    159,045          285,043          594,557              9,000
Loss on Sale of Film Production                   122,860            -                -                   -
Operating, General and Administrative
  Expenses                                         19,296           23,135            6,999              9,427
Operating Income (Loss)                          (280,529)         242,199         (524,125)             8,264
Net Income (Loss)                                (220,238)         247,629         (485,458)            61,799
Net Income ( Loss) per Limited
  Partnership Unit                                 (19.42)           21.83           (44.08)             10.40
Weighted Average Number of Limited
  Partnership Units Outstanding                    11,229           11,229           10,903              5,884
General Partner's Deficit                         (22,050)         (14,177)         (10,982)              (456)
Limited Partners' Capital                       2,541,978        3,321,467        3,640,300          3,838,831
Total Assets                                    2,670,155        3,456,501        5,389,794          3,963,703
Debt                                                -                -                -                 -
General Partner Advances                            2,446            -              168,028             -


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                             Results of Operations

1995 Compared to 1994

Revenues of the Partnership decreased $2,349,068, from $2,673,557 in 1994 to $324,489 in 1995. This decrease was mainly due to the recognition of a $2,100,000 license fee received by the Partnership for "The Whipping Boy" in 1994 as compared to revenues from the film in 1995 of $11,931. In addition, revenues from "Charlton Heston Presents: The Bible" and "Household Saints" decreased $219,844 and $41,155, respectively, from 1994 to 1995.

Filmed entertainment costs decreased $1,819,363, from $2,123,180 in 1994 to $303,817 in 1995. This decrease resulted primarily from the overall decrease in film revenues as discussed above. Filmed entertainment costs are amortized over the life of the film in the ratio that current gross revenues bear to anticipated total gross revenues.

Distribution fees and expenses decreased $125,998, from $285,043 in 1994 to $159,045 in 1995. This decrease was the result of the decreased sales of the Partnership's programming in 1995 as discussed above. Distribution fees and expenses relate to the compensation due and cost incurred by distributors in selling the Partnership's programming in the domestic and international markets.

Loss on sale of film production increased $122,860, from $-0- in 1994 to $122,860 in 1995. This increase was the result of the sale of "Household Saints" to the General Partner on June 30, 1995. The loss resulted from the Partnership's recognition of imputed interest on two non-interest-bearing promissory notes received from the General Partner as part of the sale agreement.

Interest income increased $54,861, from $5,430 in 1994 to $60,291 in 1995. This increase in interest income was primarily the result of $43,125 in interest income recognized during 1995 relating to the amortization of the discount on the two promissory notes received from the General Partner as part of the "Household Saints" sale agreement. In addition, higher average levels of invested cash balances existing during 1995 as compared to 1994 also contributed to the increase in interest income.

The Partnership incurred a net loss of $220,238 in 1995 as compared to a net income of $247,629 in 1994. This decrease was primarily the result of the overall decrease in film gross margin of $403,707 during 1995 as compared to 1994. In addition, the $122,860 loss on sale of film production recognized during 1995, which was partially offset by an increase in interest income recognized from amortization of the discount on the two promissory notes received as part of the "Household Saint" sale, also contributed to the net loss incurred in 1995.

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

Filmed entertainment costs increased $1,588,569, from $534,611 in 1993 to $2,123,180 in 1994. This increase was the result of the increased revenues as mentioned above. Filmed entertainment costs are amortized over the life of each film in the ratio that current gross revenues bear to anticipated total gross revenues.

Distribution fees and expenses decreased $309,514, from $594,557 in 1993 to $285,043 in 1994. This decrease was the result of the recognition of prints and advertising costs of approximately $406,000 in 1993, compared to no such costs in 1994, and also to a decrease in international sales of "Household Saints" in 1994. Distribution fees and expenses relate to the compensation due and costs incurred by distribution companies in licensing the Partnership's film productions in the international theatrical, television and home video markets. Although revenues increased in 1994 as compared to 1993, the primary reason for the decrease in distribution fees and expenses in 1994 was due to the recognition in 1994 of license fee revenue for "The Whipping Boy" which had no distribution costs associated with it.

Interest income decreased $33,237, from $38,667 in 1993 to $5,430 in 1994. This decrease in interest income was the result of lower average cash balances invested during 1994 as compared to average balances invested in 1993.

The Partnership recognized a net loss of $485,458 in 1993 compared to net income of $247,629 in 1994. This change was primarily the result of an increase in revenue relating to "The Whipping Boy," a decrease in distribution fees and expenses relating to "Household Saints" and the fact that there were no distribution fees and expenses for "The Whipping Boy."


                              Financial Condition

Liquidity and Capital Resources

The Partnership's principal sources of liquidity are cash on hand and amounts received from the domestic and international distribution of its programming. As of December 31, 1995, the Partnership had $377,368 in cash. It is not anticipated that the Partnership will invest in any additional programming projects, but instead will focus on the distribution of its existing projects. The Partnership had outstanding amount receivable totaling $60,604 as of December 31, 1995. These amounts were received by the Partnership in early 1996.

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

For the year ending December 31, 1995, the Partnership declared distributions to partners totaling $567,124, of which $141,781 was paid in May 1995, $141,781 in August 1995 and $141,781 in November 1995, with the remaining $141,781 paid in February 1996. These distributions were made using cash on hand, interest income, initial proceeds received from the sale of "Household Saints" and cash provided by operating activities. Distributions are expected to continue during 1996, although no determination has been made regarding any specific level of distributions. Distributions reduce the financial flexibility of the Partnership.

The General Partner believes that the Partnership has, and will continue to have, sufficient liquidity to fund its operations and to meet its obligations. Cash flow from operating activities will be generated primarily from the Partnership's programming projects as follows:

"Charlton Heston Presents:  The Bible"

In 1992, the General Partner, on behalf of the Partnership, entered into an agreement with Agamemnon Films, an unaffiliated party, to produce four one-hour programs for television, entitled "Charlton Heston Presents: The Bible" (the "Bible Programs") for Arts and Entertainment Network ("A&E"). The production costs of the Bible Programs were approximately $2,370,000, which included a $240,000 production and overhead fee to the General Partner. In return for agreeing to fund these production costs, the Partnership acquired all rights to the Bible Programs in all markets and in all media in perpetuity.

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

The Partnership and JDFC granted the General Partner the exclusive rights to distribute the Bible Programs. To accomplish this, the General Partner, on its own behalf, and GoodTimes entered into an agreement to form J/G Distribution Company to distribute the Bible Programs. J/G Distribution Company was formed as of June 24, 1992 and the Partnership granted it the sole and exclusive right to exhibit and distribute, and to license others to exhibit and distribute, the Bible Programs in all markets, all languages, and all media in perpetuity. J/G Distribution Company holds the copyright for the benefit of the Partnership (50 percent interest) and GoodTimes (50 percent interest). J/G Distribution Company is currently distributing the Bible Programs in the retail home video market. As of December 31, 1995, gross sales made by J/G Distribution Company totaled $1,689,752, of which $844,876 has been retained by J/G Distribution Company for its fees and marketing costs, with the remaining $844,876 belonging 50 percent to the Partnership and 50 percent to Goodtimes. Additionally, $250,000 was received directly by the Partnership as its share of the initial license fee from A&E. As of December 31, 1995, the Partnership had received $370,258 from J/G Distribution and the $250,000 from A&E. The remaining $52,180 due from J/G Distribution was received in 1996.

In 1994, J/G Distribution Company, an affiliate of the General Partner, and Jones Interactive, Inc. ("JII"), also an affiliate of the General Partner, entered into an agreement to produce a CD-ROM version of the Bible Programs.
No Partnership funds have been or will be utilized in the production of the CD-ROM version; however, after production costs, distribution fees and costs associated with distribution are recovered, five percent of net revenues (as defined in the agreement) will flow to the Partnership. Revenue proceeds to be received by the

Partnership under this agreement, if any, are not anticipated to be significant. The production is being done on two separate discs, one for the New Testament, which was completed in the third quarter of 1995, and a second disc for the Old Testament, which is expected to be completed in the first quarter of 1996. Distribution of the CD-ROM version will be done in the United States and Canada by affiliates of J/G Distribution Company. The Partnership plans to recover its remaining net investment in the Bible Programs of $369,873 from net revenues generated from domestic and international home video markets.

"The Whipping Boy"

In August 1993, the Partnership acquired the rights to the Newbury Award-winning book "The Whipping Boy." The project was co-developed by the Partnership and The Disney Channel and produced by the General Partner and German and French co- production partners. The completed telefilm was delivered to The Disney Channel in the second quarter of 1994 and premiered in the North American television market in July 1994. As of December 31, 1995, the Partnership had invested $2,661,487 in the film, which included a $468,000 production and overhead fee payable to the General Partner. The Partnership has received approximately $2,100,000 from The Disney Channel for licensing certain rights to the film to The Disney Channel.

The Partnership was responsible for approximately one-half of the $4,100,000 production cost, with the balance of the production budget funded by Gemini Films and other co-production partners and/or territorial advances from the film's international distributors. The amount contributed to the production budget by the Partnership was partially reimbursed by the license advances totaling $2,100,000 received from the Disney Channel.

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

From the movie's North American revenues, the Partnership will first be entitled to recover its investment plus interest. Thereafter, the Partnership will receive 90 percent of all North American revenues and Gemini Films will receive 10 percent of such revenues. With respect to international revenues from the movie's distribution, after Gemini Films recovers $250,000 of its investment in the movie's production budget, any funded overages and interest out of net international revenues, the Partnership will receive 20 percent of net international revenues and Gemini Films will receive 80 percent.

The General Partner and Gemini Films have selected Canal Plus Distribution as the company that will distribute and exploit the movie outside of North America. Canal Plus Distribution will earn distribution fees of 15 percent of the film's gross receipts outside of North America, and it will be reimbursed for its expenses capped at 10 percent of the film's gross receipts outside of North America (excluding dubbing costs). Canal Plus Distribution will be responsible for accounting and remitting to Gemini Films the net revenues from the film's distribution in all markets and in all media outside of North America. Gemini Films will be responsible for forwarding the Partnership's share of such revenues within 10 days of receipt of such funds from Canal Plus. The Partnership plans to recover its remaining net investment in this film of $1,051,213 primarily from net revenues generated from domestic home video and television distribution.

Item 8.  Financial Statements


                      JONES PROGRAMMING PARTNERS 2-A, LTD.

                              FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 1995 AND 1994

                                     INDEX



                                                                                 Page
                                                                           ----------------
Report of Independent Public Accountants                                          10

Balance Sheets                                                                    11

Statements of Operations                                                          12

Statements of Partners' Capital (Deficit)                                         13

Statements of Cash Flows                                                          14

Notes to Financial Statements                                                     15

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Jones Programming Partners 2-A, Ltd.:


         We have audited the accompanying balance sheets of Jones Programming Partners 2-A, Ltd. (a Colorado limited Partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' capital (deficit) and cash flows for the years ended December 31, 1995, 1994 and 1993. These financial statements are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jones Programming Partners 2-A, Ltd. as of December 31, 1995 and 1994 and the results of its operations and its cash flows for the years ended December 31, 1995, 1994 and 1993 in conformity with generally accepted accounting principles.




                                                         /s/ ARHTUR ANDERSEN LLP
                                                             ARTHUR ANDERSEN LLP



Denver, Colorado,
March 20, 1996.

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                            (A Limited Partnership)

                                 BALANCE SHEETS


                                                                                      December 31,
                                                                            -------------------------------
                     ASSETS                                                     1995              1994
                     ------                                                 -------------      ------------
CASH AND CASH EQUIVALENTS (Note 2)                                          $    377,368       $    160,888

ACCOUNTS RECEIVABLE (Note 5)                                                      60,604            174,363

INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION,
  net of accumulated amortization of $2,610,165 and $2,831,100
     at December 31, 1995 and 1994, respectively (Notes 2, 4 and 5)            1,421,086          3,121,250

NOTE RECEIVABLE FROM GENERAL PARTNER,
  net of unamortized discount of $79,735 and $-0- as of
     December 31, 1995 and 1994, respectively  (Note 5)                          809,431           -

OTHER ASSETS                                                                       1,666           -
                                                                             -----------        -----------

  Total assets                                                              $  2,670,155       $  3,456,501
                                                                             ===========        ===========

        LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
        -------------------------------------------

LIABILITIES:
  Accounts payable to affiliates                                            $      2,446       $   -
  Accrued distributions to partners                                              141,781            141,781
  Accrued liabilities                                                              6,000              7,430
                                                                             -----------       ------------

  Total liabilities                                                              150,227            149,211
                                                                             -----------       ------------

PARTNERS' CAPITAL (DEFICIT) (Note 3):
  General Partner-
     Contributed capital                                                           1,000              1,000
     Distributions                                                               (19,088)           (13,417)
     Accumulated deficit                                                          (3,962)            (1,760)
                                                                             -----------       ------------

  Total general partner's deficit                                                (22,050)           (14,177)
                                                                             -----------       ------------

  Limited Partners -
     Net contributed capital (11,229 units
        outstanding at December 31, 1995 and 1994)                             4,823,980          4,823,980
     Distributions                                                            (1,889,697)        (1,328,244)
     Accumulated deficit                                                        (392,305)          (174,269)
                                                                             -----------       ------------

  Total limited partners' capital                                              2,541,978          3,321,467
                                                                             -----------       ------------

  Total partners' capital (deficit)                                            2,519,928          3,307,290
                                                                             -----------       ------------

  Total liabilities and partners' capital (deficit)                         $  2,670,155       $  3,456,501
                                                                             ===========        ===========




               The accompanying notes to the financial statements
              are an integral part of these financial statements.

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                            (A Limited Partnership)

                            STATEMENTS OF OPERATIONS


                                                                     For the Years Ended December 31,
                                                            ------------------------------------------------
                                                                 1995             1994              1993
                                                            -------------      ----------        -----------
GROSS REVENUES (Notes 2 and 5)                              $  324,489         $2,673,557        $   612,042

COSTS AND EXPENSES:
  Costs of filmed entertainment (Note 2)                       303,817          2,123,180            534,611
  Distribution fees and expenses (Notes 2 and 5)               159,045            285,043            594,557
  Loss on sale of film production (Note 5)                     122,860             -                   -
  Operating, general and administrative expenses (Note 4)       19,296             23,135              6,999
                                                             ---------          ---------         ----------

         Total costs and expenses                              605,018          2,431,358          1,136,167
                                                             ---------          ---------         ----------

OPERATING INCOME (LOSS)                                       (280,529)           242,199           (524,125)
                                                             ---------          ---------         ----------

OTHER INCOME:
  Interest income                                               60,291              5,430             38,667
                                                             ---------          ---------         ----------

         Total other income                                     60,291              5,430             38,667
                                                             ---------          ---------         ----------

NET INCOME (LOSS)                                           $ (220,238)        $  247,629        $  (485,458)
                                                             =========          =========         ==========

ALLOCATION OF NET INCOME (LOSS):
  General Partner                                           $   (2,202)        $    2,476        $    (4,855)
                                                             =========          =========         ==========

  Limited Partners                                          $ (218,036)        $  245,153        $  (480,603)
                                                             =========          =========         ==========

NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                                          $   (19.42)        $    21.83        $    (44.08)
                                                             =========          =========         ==========

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP UNITS
  OUTSTANDING                                                   11,229             11,229             10,903
                                                             =========          =========         ==========


               The accompanying notes to the financial statements
              are an integral part of these financial statements.

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                            (A Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)




                                                                      For the Years Ended December 31,
                                                            -------------------------------------------------
                                                                 1995               1994            1993
                                                            -------------      -------------    ------------
GENERAL PARTNER:
  Balance, beginning of period                            $    (14,177)        $  (10,982)       $     (456)
  Distributions                                                 (5,671)            (5,671)           (5,671)
  Net income (loss) for period                                  (2,202)             2,476            (4,855)
                                                           -----------          ---------         ---------

  Balance, end of period                                  $    (22,050)        $  (14,177)       $  (10,982)
                                                           ===========          =========         =========

LIMITED PARTNERS:
  Balance, beginning of period                            $  3,321,467         $3,640,300        $3,838,831
  Net contributed capital                                       -                  (2,534)          843,525
  Distributions                                               (561,453)          (561,452)         (561,453)
  Net income (loss) for period                                (218,036)           245,153          (480,603)
                                                           -----------          ---------         ---------

  Balance, end of period                                  $  2,541,978         $3,321,467        $3,640,300
                                                           ===========          =========         =========

TOTAL PARTNERS' CAPITAL                                   $  2,519,928         $3,307,290        $3,629,318
                                                           ===========          =========         =========





               The accompanying notes to the financial statements
              are an integral part of these financial statements.

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                            (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                      For the Years Ended December 31,
                                                            -------------------------------------------------
                                                                 1995               1994            1993
                                                            -------------      -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                        $  (220,238)        $  247,629       $  (485,458)
  Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
     Amortization of filmed entertainment costs                303,817          2,123,180           534,611
     Amortization of discount                                  (43,125)              -                 -
     Loss on sale of film production                           122,860               -                 -
     Decrease (increase) accounts receivable                   113,759             99,975          (274,338)
     Decrease (increase) in interest receivable                   -                  -               20,345
     Decrease (increase) in other assets                        (1,666)              -               32,075
     Increase (decrease) in accrued liabilities                 (1,430)             4,930            (5,000)
     Increase (decrease) in accounts payable to affiliates       2,446           (168,028)          168,028

     Increase (decrease) in deferred revenue                      -              (980,167)          980,167
                                                            ----------          ---------        ----------

          Net cash provided by operating activities            276,423          1,327,519           970,430
                                                            ----------          ---------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of film production                        500,000               -                 -
  Net (increase) decrease in production advances                 7,181           (382,732)       (4,269,799)
  Increase (decrease) in production and overhead fee              -              (468,000)          468,000
                                                            ----------          ---------        ----------

    Net cash provided by (used in) investing activities        507,181           (850,732)       (3,801,799)
                                                            ----------          ---------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Contributed capital, net of commissions and
    syndication costs                                             -                   -             843,525
  Increase in accrued distributions to partners                   -                   -              23,953
  Distributions to partners                                   (567,124)          (567,123)         (567,124)
  Interest distribution to limited partners                       -                (2,534)             -
                                                            ----------          ---------        ----------

     Net cash provided by (used in) financing activities      (567,124)          (569,657)          300,354
                                                            ----------          ---------        ----------

INCREASE (DECREASE) IN CASH
         AND CASH EQUIVALENTS                              $   216,480         $  (92,870)       (2,531,015)


CASH AND CASH EQUIVALENTS, beginning of period                 160,888            253,758         2,784,773
                                                            ----------          ---------        ----------

CASH AND CASH EQUIVALENTS, end of period                   $   377,368         $  160,888       $   253,758
                                                            ==========          =========        ==========

SUPPLEMENTAL SCHEDULE OF NON-CASH
ACTIVITIES:
  Note receivable from sale of film production,
     net of discount                                       $   766,306               -                  -
                                                            ==========          =========        ==========

               The accompanying notes to the financial statements
              are an integral part of these financial statements.

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                            (A Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS


(1)      ORGANIZATION AND BUSINESS

         In March 1992, Jones Programming Partners 2-A, Ltd. (the
         "Partnership"), was formed as a limited partnership pursuant to the laws of the State of Colorado to engage in the acquisition, development, production, licensing and distribution of original entertainment programming. Jones Entertainment Group, Ltd. is the General Partner of the Partnership.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Cash and Cash Equivalents - The Partnership considers all highly-liquid investments with a maturity when purchased of three months or less to be cash equivalents.

         Film Revenue Recognition- The Partnership recognizes revenue in accordance with the provisions of Statement of Financial Accounting Standards No. 53 ("SFAS No. 53"). Pursuant to SFAS No. 53, revenues from domestic and international licensing agreements for programming are recognized when such amounts are known and the film is available for exhibition or telecast, and when certain other SFAS No. 53 criteria are met. Advances received for licensing or other purposes prior to exhibition or telecast are deferred and recognized as revenue when the above conditions are met.

         Investment in and Advances for Film Productions - Investment in film production consists of advances to production entities for story rights, production, and film completion costs, and is stated at the lower of cost or estimated net realizable value. In addition, film production and overhead fees payable to the General Partner have been capitalized and included as investment in film production. Film production costs are amortized based upon the individual-film-forecast method. Estimated losses, if any, will be provided for in full when determined by the General Partner.

         Distribution Costs - Commissions, distribution expenses and marketing costs incurred in connection with domestic and international distribution are recorded at the time that the related license fees are recorded as revenue by the Partnership.

         Use of Estimates- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Reclassifications - Certain prior year amounts have been reclassified to conform to the 1995 presentation.

(3)      PARTNERS' CAPITAL:

         The capitalization of the Partnership is set forth in the accompanying Statements of Partners' Capital (Deficit). Currently, no existing limited partner is obligated to make any additional contributions to the Partnership. The General Partner purchased its interest in the Partnership by contributing $1,000 to Partnership capital.

         An affiliate of the General Partner, Jones International Securities, Ltd., received a commission of 10 percent of capital contributions of the limited partners, from which the affiliate paid all commissions of participating broker- dealers which sold the Partnership's interests. The General Partner was reimbursed for all offering costs up to 3.75 percent of gross offering proceeds. Commission costs and reimbursements to the General Partner for costs for raising Partnership capital were charged to limited partners' capital.

         Profits, losses and distributions of the Partnership are allocated 99 percent to the limited partners and 1 percent to the General Partner until the limited partners have received distributions equal to 100 percent of their capital contributions plus an annual return thereon of 12 percent, cumulative and non-compounded. Thereafter, profits/losses and distributions will generally be allocated 80 percent to the limited partners and 20 percent to the General Partner.

(4)      TRANSACTIONS WITH AFFILIATES:

         The General Partner receives a production and overhead fee for administering the affairs of the Partnership equal to 12 percent of the lower of actual or budgeted direct costs of each of the Partnership's programming projects. This fee was calculated and payable at the time principal photography commences on each particular project and, in the case of a series, is payable on a per episode basis. The Partnership paid a $240,000 production and overhead fee in 1992 for the production of "Charlton Heston Presents: The Bible."
         The Partnership also paid a $100,000 production and overhead fee in March 1993 for the production of "Household Saints." In addition, the Partnership paid a $468,000 production and overhead fee to the General Partner in June 1994 for the production of "The Whipping Boy." As of December 31, 1995, the General Partner, on behalf of the Partnership, has incurred home video and telecast distribution costs totaling $57,279 relating to "The Whipping Boy". The General Partner generally will be entitled to reimbursement of these costs from the Partnership contingent on the receipt of proceeds from future home video and telecast distribution of the film.

         The General Partner is also entitled to reimbursement from the Partnership for its direct and indirect expenses allocable to the operations of the Partnership, which include, but are not limited to, rent, supplies, telephone, travel, legal expenses, accounting expenses, preparing and distributing reports to investors and salaries of any full or part-time employees. The General Partner allocated $10,865, $3,899 and $1,182 of such expenses to the Partnership for the years ended December 31, 1995, 1994 and 1993, respectively.

         In 1994, J/G Distribution Company, an affiliate of the General Partner, and Jones Interactive, Inc. ("JII"), also an affiliate of the General Partner, entered into an agreement to produce a CD-ROM version of the Bible Programs. No Partnership funds have been or will be utilized in the production of the CD-ROM version; however, after production costs, distribution fees and costs associated with distribution are recovered, five percent of net revenues (as defined in the agreement) will flow to the Partnership. Revenue proceeds to be received by the Partnership under this agreement, if any, are not anticipated to be significant. The production is being done on two separate discs, one for the New Testament, which was completed in the third quarter of 1995, and a second disc for the Old Testament, which is expected to be completed in the first quarter of 1996.
         Distribution of the CD-ROM version will be done in the United States and Canada by affiliates of J/G Distribution Company.

(5)      INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION

         "Charlton Heston Presents: The Bible"

         In May 1992, the General Partner, on behalf of the Partnership, entered into an agreement with Agamemnon Films, an unaffiliated party, to produce four one-hour programs for television, entitled "Charlton Heston Presents: The Bible" (the "Bible Programs"). The production costs of the Bible Programs were approximately $2,130,000. In addition, the Partnership paid a $240,000 production and overhead fee to the General Partner. In return for agreeing to fund these production costs, the Partnership acquired all rights to the Bible Programs in all markets and in all media in perpetuity. The Partnership subsequently assigned half of its ownership of the Bible Programs to an unaffiliated party for an investment of $1,000,000 toward the production costs for the Bible Programs. After consideration of the reimbursement, the Partnership's total investment in the Bible Programs is $1,369,764 and its net investment, after consideration of amortization, was $369,873 as of December 31, 1995. From inception to December 31, 1995, the Partnership has recognized $1,094,960 of revenue from this film, of which $431,438 has been retained by the distributors of the film for their fees and marketing costs. Of the remaining $663,522, the Partnership has received $611,342 as of December 31, 1995. The remaining $52,180 was received in March 1996.

         "Household Saints"

         In February 1993, the Partnership acquired a one-third ownership interest in a film scheduled for world-wide theatrical release entitled "Household Saints." The budgeted production costs of "Household Saints" were approximately $5,000,000, and the final production costs were approximately $5,300,000. For a one-third ownership interest in the film, the Partnership contributed one-third of the budgeted production costs, or $1,666,667. Two unaffiliated entities contributed similar amounts. Prior to June 30, 1995, the Partnership had invested $1,913,918 in the film, which included a production and overhead fee of $100,000 paid to the General Partner by the Partnership. Prior to June 30, 1995, the Partnership's net investment in the film, after consideration of amortization, was $1,389,166. From inception to June 30, 1995, the Partnership had recognized $603,198 of revenue from this film.

         In January 1995, the General Partner's Board of Directors agreed in principle to purchase the Partnership's interest in "Household Saints" from the Partnership at a price equal to the Partnership's net investment in the film of $1,389,166. The Partnership's limited partnership agreement allows the General Partner to purchase completed programming projects from the Partnership so long as the purchase price is an amount no less than the average of three separate independent appraisals of the project's fair market value. The General Partner subsequently obtained three separate independent appraisals of the fair market value of the Partnership's interest in "Household Saints". Sunrise Capital of Bainbridge Island, Washington appraised the Partnership's interest in the film at $141,495 as of March 15, 1995. GB Investment Corporation of New York, New York appraised the Partnership's interest in the film at $310,856 as of April 10, 1995. Kagan Media Appraisals Inc. of Carmel, California appraised the Partnership's interest in the film at $443,000 as of April 27, 1995. The average of the three independent appraisals of the fair market value of the Partnership's interest in "Household Saints" was approximately $300,000. Closing of the sale occurred on June 30, 1995. The purchase price was paid $500,000 in cash at closing, $500,000 in the form of a non-interest bearing promissory note payable in full 12 months from the closing date and $389,166 in the form of a non-interest bearing promissory note payable in full 24 months from the closing date. Because both promissory notes were non-interest bearing, the Partnership recognized imputed interest of $122,860, thereby reducing the notes' carrying value to $766,306 and incurring a loss on sale of the film of $122,860. This loss will be offset by the Partnership in the form of interest income recognized as the related discount on the promissory notes is amortized to interest income over the next 24 months. For the year ended December 31, 1995, interest income of $43,125 has been recognized from amortization of the related discount.

          "The Whipping Boy"

         In August 1993, the Partnership acquired the rights to the Newbury Award-winning book "The Whipping Boy". "The Whipping Boy" was produced as a two hour telefilm which premiered in the North American television market on The Disney Channel. The film's final cost was approximately $4,100,000. As of December 31, 1995, the Partnership had invested $2,661,487 in the film, which included a $468,000 production and overhead fee paid to the General Partner. The film was co-produced by the General Partner and Gemini Films, a German company. The completed picture was delivered to The Disney Channel in the second quarter of 1994. The Partnership's net investment in the film, after consideration of amortization, was $1,051,213 as of December 31, 1995. From inception to December 31, 1995, the Partnership has recognized $2,111,931 of revenue from this film, of which $2,100,000 represents the initial license fee from The Disney Channel that was used to finance the film's production. Of the remaining $11,931, $2,808 has been retained by the distributors of the film for their fees and marketing costs and $699 has been received by the Partnership as of December 31, 1995. The remaining $8,424 was received in March 1996.

(6)      INCOME TAXES

         Income taxes are not reflected in the accompanying financial statements as such amounts accrue directly to the partners. The Federal and state income tax returns of the Partnership will be prepared and filed by the General Partner.

         The Partnership's tax returns, the qualification of the Partnership as a limited partnership for tax purposes, and the amount of distributable Partnership income or loss are subject to examination by Federal and state taxing authorities. If such examinations result in changes with respect to the Partnership's tax status, or the Partnership's recorded income or loss, the tax liability of the General and limited partners would be adjusted accordingly.

         The Partnership's only significant book-tax difference between the financial reporting and tax bases of the Partnership's assets and liabilities is associated with the difference between film production cost amortization recognized under generally accepted accounting principles and the amount of expense allowed for tax purposes.

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

         Name                    Age   Positions with the General Partner
         ----                    ---   ----------------------------------
         Glenn R. Jones          66    Chairman of the Board and
                                       Chief Executive Officer
         Richard K. Rosenberg    51    Executive Vice President and Director
         Elizabeth M. Steele     44    Secretary
         Jay B. Lewis            37    Treasurer
         Derek H. Burney         56    Director
         Wilfred N. Cooper, Sr.  65    Director
         J. Rodney Dyer          60    Director
         William C. Nestel       47    Director
         David K. Zonker         42    Director

         Mr. Glenn R. Jones has served as Chairman of the Board of Directors and Chief Executive Officer of the General Partner since its inception and he has served as President of the General Partner since April 1994. Mr. Jones is also the Chairman of the Board of Directors and Chief Executive Officer of the General Partner's principal shareholder, Jones 21st Century, Inc., a subsidiary of Jones International, Ltd. Mr. Jones has served as Chairman of the Board of Directors and Chief Executive Officer of Jones Intercable, Inc., one of the nation's largest cable television companies, since its formation in 1970, and he was President of that company from June 1984 until April 1988. Mr. Jones is the sole shareholder, President and Chairman of the Board of Directors of Jones International, Ltd. He is also Chairman of the Board of Directors of other affiliates of the General Partner. He is a member of the Board of Directors and the Executive Committee of the National Cable Television Association. He also is on the Executive Committee of Cable in the Classroom, an organization dedicated to education via cable. Additionally, in March 1991, Mr. Jones was appointed to the Board of Governors for the American Society for Training and Development, and in November 1992 to the Board of Education Council of the National Alliance of Business. Mr. Jones is also a founding member of the James Madison Council of the Library of Congress and is on the Board of Governors of the American Society of Training and Development. Mr. Jones is a past director and member of the Executive Committee of C-Span. Mr. Jones has been the recipient of several awards including the Grand Tam Award in 1989, the highest award from the Cable Television Administration and Marketing Society; the Chairman's Award from the Investment Partnership Association, which is an association of sponsors of public syndications; the cable television industry's Public Affairs Association President's Award in 1990, the Donald G. McGannon award for the advancement of minorities and women in cable; the STAR Award from American Women in Radio and Television, Inc. for exhibition of a commitment to the issues and concerns of women in television and radio; the Women in Cable Accolade in 1990 in recognition of support of this organization; the Most Outstanding Corporate Individual Achievement award from the International Distance Learning Conference; the Golden Plate Award from the American Academy of Achievement for his advances in distance education; the Man of the Year named by the Denver chapter of the Achievement Rewards for College Scientists; and in 1994 Mr. Jones was inducted into Broadcasting and Cable's Hall of Fame.

         Mr. Rosenberg was appointed a director of the General Partner in March 1996 and was elected Executive Vice President of the General Partner in February 1996. Mr. Rosenberg joined Jones Digital Century, Inc., an affiliate of the General Partner, in October 1995 as Vice President of Business Affairs. Mr. Rosenberg has been involved in business affairs for the entertainment industry for 23 years. Prior to joining Jones Digital Century, Inc., Mr. Rosenberg was executive vice president and chief operating officer of Spencer Entertainment, a diversified multimedia entertainment company. He also served as vice president of legal and business affairs at Cinetel Films. Mr. Rosenberg has operated his own entertainment and software businesses, including RKR Pictures, inc., an independent production and distribution company, where he financed, produced and distributed six motion pictures, including Alice Sweet Alice, starring Brooke Shields and The Wild Duck with Liv Ullman and Jeremy Irons. Mr. Rosenberg is the author of Entertainment Industry Contracts
- - Negotiating and Drafting Guide. He is a member of the editorial board for the Entertainment Law and Finance Journal, the California, New York, New Jersey and Florida Bar Associations, ASCAP and BMI, and currently serves as an arbitrator for both the American Film Marketing Association and the American Arbitration Association's Entertainment Industry Panel.

         Ms. Elizabeth M. Steele is Secretary of the General Partner. She is also Vice President/General Counsel and Secretary of Jones Intercable, Inc. From August 1980 until joining Jones Intercable, Inc., Ms. Steele was an associate and then a partner at the Denver law firm of Davis, Graham & Stubbs, which serves as counsel to the General Partner.

         Mr. Jay B. Lewis was elected Treasurer of the General Partner in February 1996. Mr. Lewis is Vice President/Finance and Treasurer for Jones International, Ltd., an affiliate of the General Partner, and certain of its subsidiaries. Mr. Lewis joined Jones Spacelink, Ltd., a former affiliate of the General Partner, in February 1986 as Assistant Controller, was promoted to Controller in June 1987 and was elected its Treasurer in June 1994. Substantially all of the assets of Jones Spacelink, Ltd. were acquired by Jones Intercable, Inc., an affiliate of the General Partner, in December 1994. Prior to joining Jones Spacelink, Ltd., Mr. Lewis was employed by Arthur Young & Company, a public accounting firm.

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

         Mr. William C. Nestel was elected a director of the General Partner in July 1995. Mr. Nestel has been an employee of affiliates of the General Partner since June 1995. From 1994 until joining the Jones organization, Mr. Nestel was a partner with Abracadabra Interactive Entertainment, where he was involved in the design of several interactive projects. During the same time period, Mr. Nestel was also involved in establishing a strategic relationship with Electronic Arts and UnderProd, a major independent production company affiliated with Sony

Entertainment. During the period 1992 to 1993, Mr. Nestel was a consultant to Rastar Productions. From 1987 to 1992, Mr. Nestel was Vice Chairman of Rastar Productions where his responsibilities included administration of production, business, legal and all other company operations. Prior to joining Rastar Productions, Mr. Nestel was an attorney at the Los Angeles law firm of Wood, Lucksinger and Epstein from 1982 until 1987. In the early 1980s, Mr. Nestel was Vice President/Business Affairs of CBS Theatrical Films and during the late 1970s he was Vice President of Paramount Pictures.

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

         Derek H. Burney and William C. Nestel are directors of the General Partner. Reports by Messrs. Burney and Nestel with respect to the ownership of limited partnership interests in the Partnership required by Section 16(a) of the Securities Exchange Act of 1934, as amended, were not filed within the required time. Neither Mr. Burney nor Mr. Nestel own any limited partnership interests in the Partnership.


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

         In connection with the distribution of "Charlton Heston Presents: The Bible," J/G Distribution Company, an affiliate of the General Partner, is entitled to certain distribution rights and fees. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for a description of these distribution rights and fees. As of December 31, 1995, gross sales made by J/G Distribution Company totaled $1,689,752, of which $844,876 has been retained by J/G Distribution Company for its fees and marketing costs, with the remaining $844,876 belonging 50 percent to the Partnership and 50 percent to Goodtimes. As of December 31, 1995, the Partnership had received both $370,258 from J/G Distribution. The remaining balance of $52,180 was received in March 1996.

         In 1994, J/G Distribution Company and Jones Interactive, Inc., also an affiliate of the General Partner, entered into an agreement to produce a CD-ROM version of the Bible Programs. No Partnership funds have been or will be utilized in the production of the CD-ROM version; however, after production costs, distribution fees and costs associated with distribution are recovered, 5 percent of net revenues (as defined in the agreement) will flow to the Partnership. Revenue proceeds to be received by the Partnership under this agreement, if any, are not anticipated to be significant. The production is being done on two separate discs, one for the New Testament, which was completed in the third quarter of 1995, and a second disc for the Old Testament, which is expected to be completed in the first quarter of 1996. Distribution of the CD-ROM version will be done in the United States and Canada by affiliates of J/G Distribution Company.

         The General Partner is entitled to reimbursement from the Partnership for certain allocated general and administrative expenses in accordance with the terms of the limited partnership agreement of the Partnership. These expenses consist primarily of salaries and benefits paid to corporate personnel, rent, data processing services and other facilities costs. Such personnel provide administrative, accounting and legal services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to the Partnership. In 1995, the General Partner allocated $10,865 of such expenses to the Partnership.

         The General Partner may also advance funds and charge interest on the balance payable from the Partnership. The interest rate charged the Partnership approximates the published prime rate plus 2 percent. No advances were made in 1995, and thus no interest was paid to the General Partner by the Partnership in 1995.


                                    PART IV.

       ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)     The following documents are filed as part of this report:

                 1.       Financial statements

                 2.       Schedules - None.

                 3.       The following exhibits are filed herewith:

                           4.1     Limited Partnership Agreement.(1)

                          27       Financial Data Schedule
                          __________

                          (1)     Incorporated by reference from the
                                  Partnership's Annual Report on Form 10-K for year ended December 31, 1989.

         (b)     Reports on Form 8-K:

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

                                        JONES PROGRAMMING PARTNERS 2-A, LTD.,
                                        a Colorado limited partnership
                                        By  Jones Entertainment Group, Ltd.,
                                            its General Partner


                                        By: /s/  GLENN R. JONES
                                            -----------------------------------
                                            Glenn R. Jones
                                            Chairman of the Board and
Dated:   March 29, 1996                     Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        By: /s/  GLENN R. JONES
                                            -----------------------------------
                                            Glenn R. Jones
                                            Chairman of the Board
                                            and Chief Executive Officer
Dated:   March 29, 1996                     (Principal Executive Officer)


                                        By: /s/  JAY B. LEWIS
                                            -----------------------------------
                                            Jay B. Lewis
                                            Treasurer
                                            (Principal Financial and
Dated:   March 29, 1996                     Accounting Officer)


                                        By: /s/  RICHARD K. ROSENBERG
                                            -----------------------------------
                                            Richard K. Rosenberg
Dated:   March 29, 1996                     Executive Vice President and
                                            Director


                                        By: /s/  DEREK H. BURNEY
                                            -----------------------------------
                                            Derek H. Burney
Dated:   March 29, 1996                     Director

                                        By:
                                            -----------------------------------
                                            Wilfred N. Cooper, Sr.
Dated:   March   , 1996                     Director


                                        By: /s/  J. RODNEY DYER
                                            -----------------------------------
                                            J. Rodney Dyer
Dated:   March 29, 1996                     Director

                                        By:
                                            -----------------------------------
                                            William C. Nestel
Dated:   March 29, 1996                     Director

                                        By:
                                            -----------------------------------
                                            David K. Zonker
Dated:   March 29, 1996                     Director

                                EXHIBIT INDEX


Exhibit                                                  Page
Index                    Description                    Number
- -------                  -----------                    ------
  4.1           Limited Partnership Agreement.(1)
 27             Financial Data Schedule

- ----------

(1) Incorporated by reference from the Partnership's Annual Report on Form 10-K for year ended December 31, 1989.
