Form 10-Q
period 1996-03-31
JONES PROGRAMMING PARTNERS 2-A LTD
filed 1996-05-15
CIK 868610

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31,  1996.
[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from -------------- to ------------.

                         Commission File Number 0-20944


                     Jones Programming Partners 2-A, Ltd.
- -------------------------------------------------------------------------------
                Exact name of registrant as specified in charter

Colorado                                                            #84-1088819
- -------------------------------------------------------------------------------
State of organization                                     I.R.S. employer I.D.#

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

Yes [X]                                                                 No
    ----                                                                   ----

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                      ------------------------------------

                                     INDEX
                                     -----

                                                                                          Page
                                                                                         Number
                                                                                         ------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Unaudited Statements of Financial Position
                    March 31, 1996 and December 31, 1995                                     3

                  Unaudited Statements of Operations
                    Three Months Ended March 31, 1996 and 1995                               4

                  Unaudited Statements of Cash Flows
                    Three Months Ended March 31, 1996 and 1995                               5

                  Notes to Unaudited Financial Statements
                    March 31, 1996                                                           6

         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                          7-9


PART II.  OTHER INFORMATION                                                                 10


                     JONES PROGRAMMING PARTNERS 2-A, LTD.
                     ------------------------------------
                            (A Limited Partnership)

                  UNAUDITED STATEMENTS OF FINANCIAL POSITION
                  ------------------------------------------

                                                                               March 31,    December 31,
                           ASSETS                                                1996           1995
                           ------                                            ------------   ------------
CASH AND CASH EQUIVALENTS                                                    $   242,376    $   377,368

ACCOUNTS RECEIVABLE                                                               52,180         60,604

INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION,
  net of accumulated amortization of $2,610,165 as of March 31, 1996
  and December 31, 1995, respectively (See note 3)                             1,421,086      1,421,086

NOTE RECEIVABLE FROM GENERAL PARTNER,
  net of unamortized discount of $57,271 and $79,735 as of
   March 31, 1996 and December 31, 1995, respectively                            831,895        809,431

OTHER ASSETS                                                                           -          1,666
                                                                             -----------    -----------

                     Total assets                                            $ 2,547,537    $ 2,670,155
                                                                             ===========    ===========

     LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
     -------------------------------------------

LIABILITIES:
  Accounts payable to affiliates                                             $     2,794    $     2,446
  Accrued distributions to partners                                              141,781        141,781
  Accrued liabilities                                                              7,500          6,000
                                                                             -----------    -----------
                     Total liabilities                                           152,075        150,227
                                                                             -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
  General partner-
    Contributed capital                                                            1,000          1,000
    Distributions                                                                (20,506)       (19,088)
    Accumulated deficit                                                           (3,789)        (3,962)
                                                                             -----------    -----------
                     Total general partner's deficit                             (23,295)       (22,050)
                                                                             -----------    -----------
  Limited partners -
    Contributed capital, net of offering costs  (11,229 units outstanding
       as of March 31, 1996 and December 31, 1995)                             4,823,980      4,823,980
    Distributions                                                             (2,030,060)    (1,889,697)
    Accumulated deficit                                                         (375,163)      (392,305)
                                                                             -----------    -----------
                     Total limited partners' capital                           2,418,757      2,541,978
                                                                             -----------    -----------
                     Total partners' capital                                   2,395,462      2,519,928
                                                                             -----------    -----------
                     Total liabilities and partners' capital                 $ 2,547,537    $ 2,670,155
                                                                             ===========    ===========

         The accompanying notes to the unaudited financial statements are an integral part of these unaudited financial statements.

                     JONES PROGRAMMING PARTNERS 2-A, LTD.
                     ------------------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF OPERATIONS
                      ----------------------------------

                                                     For the Three Months Ended
                                                              March 31,
                                                     ---------------------------
                                                         1996           1995
                                                     ------------   ------------

GROSS REVENUES                                          $   -           $ 1,150

COSTS AND EXPENSES:
  Costs of filmed entertainment                             -             1,050
  Distribution fees and expenses                            -               575
  Operating, general and administrative expenses          8,960           7,965
                                                        -------         -------
                     Total costs and expenses             8,960           9,590
                                                        -------         -------
OPERATING LOSS                                           (8,960)         (8,440)
                                                        -------         -------
OTHER INCOME (EXPENSE):
  Interest income                                        26,275           2,203
                                                        -------         -------
                     Other income, net                   26,275           2,203
                                                        -------         -------

NET INCOME (LOSS)                                       $17,315         $(6,237)
                                                        =======         =======
ALLOCATION OF NET INCOME (LOSS):
  General partner                                       $   173         $   (62)
                                                        =======         =======

  Limited partners                                      $17,142         $(6,175)
                                                        =======         =======

NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT          $  1.53         $  (.55)
                                                        =======         =======
WEIGHTED AVERAGE NUMBER OF LIMITED
   PARTNERSHIP UNITS OUTSTANDING                         11,229          11,229
                                                        =======         =======



         The accompanying notes to the unaudited financial statements are an integral part of these unaudited financial statements.

                     JONES PROGRAMMING PARTNERS 2-A, LTD.
                     ------------------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF CASH FLOWS
                      ----------------------------------

                                                         For the Three Months Ended
                                                                  March 31,
                                                        ---------------------------
                                                            1996           1995
                                                        ------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                      $  17,315      $  (6,237)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Amortization of filmed entertainment costs                 -          1,050
      Amortization of discount                             (22,464)             -
      Net change in assets and liabilities:
         Decrease in accounts receivable                     8,424        174,363
         Increase in accrued liabilities                     1,500          3,883
         Increase in accounts payable to affiliates            348          3,734
         Decrease in other assets                            1,666              -
                                                          ---------      ---------

          Net cash provided by operating activities          6,789        176,793
                                                          ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease in production advances                             -         7,181
                                                          ---------      ---------
           Net cash provided by investing activities              -         7,181
                                                          ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners                                (141,781)     (141,781)
                                                          ---------      ---------

          Net cash used in financing activities            (141,781)     (141,781)
                                                          ---------      ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           (134,992)       42,193

CASH AND CASH EQUIVALENTS, beginning of period              377,368       160,888
                                                          ---------      ---------

CASH AND CASH EQUIVALENTS, end of period                  $ 242,376      $ 203,081
                                                          =========      =========



         The accompanying notes to the unaudited financial statements are an integral part of these unaudited financial statements.

                     JONES PROGRAMMING PARTNERS 2-A, LTD.
                     ------------------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


(1)  BASIS OF PRESENTATION
     ---------------------

     This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Statements of Financial Position and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Programming Partners 2-A, Ltd. (the "Partnership") as of March 31, 1996 and December 31, 1995 and its results of operations and its cash flows for the three month periods ended March 31, 1996 and 1995. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

(2)  TRANSACTIONS WITH AFFILIATED ENTITIES
     -------------------------------------

     The General Partner is entitled to reimbursement from the Partnership for its direct and indirect expenses allocable to the operations of the Partnership, which shall include, but not be limited to, rent, supplies, telephone, travel, legal expenses, accounting expenses, preparation and distribution of reports to investors and salaries of any full or part-time employees. Although the General Partner is entitled to reimbursement for all direct and indirect expenses allocable to the Partnership, the Partnership was charged $6,429 and $1,630 for direct expenses only for the three month periods ended March 31, 1996 and 1995, respectively.

(3)  INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION
     ----------------------------------------------

     "Charlton Heston Presents: The Bible"
      -----------------------------------

     In May 1992, the General Partner, on behalf of the Partnership, entered into an agreement with Agamemnon Films, an unaffiliated party, to produce four one-hour programs for television, entitled "Charlton Heston Presents:
     The Bible" (the "Bible Programs"). The production costs of the Bible Programs were approximately $2,130,000. In addition, the Partnership paid a $240,000 production and overhead fee to the General Partner. In return for agreeing to fund these production costs, the Partnership acquired all rights to the Bible Programs in all markets and in all media in perpetuity. The Partnership subsequently assigned half of its ownership of the Bible Programs to an unaffiliated party for an investment of $1,000,000 toward the production costs for the Bible Programs. After consideration of the reimbursement, the Partnership's total investment in the Bible Programs is $1,369,764 and its net investment, after consideration of amortization, was $369,873 as of March 31, 1996. From inception to March 31, 1996, the Partnership has recognized $1,094,960 of gross revenue from this film, of which $431,438 has been retained by the distributors of the film for their fees and marketing costs. Of the remaining $663,522, the Partnership had received $611,342 as of March 31, 1996, with the remaining $52,180 being received in May 1996.

     "The Whipping Boy"
      ----------------

     In August 1993, the Partnership acquired the rights to the Newbury Award-winning book "The Whipping Boy." "The Whipping Boy" was produced as a two-hour telefilm which premiered in the North American television market on The Disney Channel. The film's final cost was approximately $4,100,000.
     As of March 31, 1996, the Partnership had invested $2,661,487 in the film, which included a $468,000 production and overhead fee paid to the General Partner. The film was co-produced by the General Partner and Gemini Films, a German company. The completed picture was delivered to The Disney Channel in the second quarter of 1994. The Partnership's net investment in the film, after consideration of amortization, was $1,051,213 as of March 31, 1996. From inception to March 31, 1996, the Partnership has recognized $2,111,931 of gross revenue from this film, of which $2,100,000 represents the initial license fee from The Disney Channel that was used to finance the film's production. Of the remaining $11,931, $2,808 has been retained by the distributors of the film for their fees and marketing costs and the remaining $9,123 has been received by the Partnership as of March 31, 1996.

                     JONES PROGRAMMING PARTNERS 2-A, LTD.
                     ------------------------------------
                            (A Limited Partnership)

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

                              FINANCIAL CONDITION
                              -------------------


Liquidity and Capital Resources
- -------------------------------

The Partnership's principal sources of liquidity are cash on hand, amounts to be received from the General Partner in payment of the promissory notes discussed below and amounts received from the domestic and international distribution of the Partnership's programming. As of March 31, 1996, the Partnership had $242,376 in cash. It is not anticipated that the Partnership will invest in any additional programming projects, but instead will focus on the distribution of its existing projects. The Partnership had outstanding amounts receivable totaling $52,180 as of March 31, 1996. These amounts were received by the Partnership in May 1996.

On June 30, 1995, the Partnership sold its interest in the film "Household Saints" to the General Partner for $1,389,166. The purchase price was paid $500,000 in cash at closing, $500,000 in the form of a non-interest bearing promissory note payable in full 12 months from the closing date and $389,166 in the form of a non-interest bearing promissory note payable in full 24 months from the closing date. The sale proceeds from "Household Saints" will contribute to the liquidity and capital resources of the Partnership, enabling the Partnership to fund its operating needs and future distributions to the limited partners.

For the three months ended March 31, 1996, the Partnership declared distributions to partners totaling $141,781, which will be paid in May 1996. These distributions will be made using cash on hand, interest income and cash provided by operating activities. Distributions are expected to continue, although no determination has been made regarding any specific level of distributions. Distributions reduce the financial flexibility of the Partnership.

The General Partner believes that the Partnership has, and will continue to have, sufficient liquidity to fund its operations and to meet its obligations. Cash flow from operating activities will be generated primarily from the Partnership's programming projects as follows:

"Charlton Heston Presents:  The Bible"
 ------------------------------------

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

The Partnership and JDFC granted the General Partner the exclusive rights to distribute the Bible Programs. To accomplish this, the General Partner, on its own behalf, and GoodTimes entered into an agreement to form J/G Distribution Company to distribute the Bible Programs. J/G Distribution Company was formed as of June 24, 1992 and the Partnership granted it the sole and exclusive right to exhibit and distribute, and to license others to exhibit and distribute, the Bible Programs in all markets, all languages, and all media in perpetuity. J/G Distribution Company holds the copyright for the benefit of the Partnership (50 percent interest) and GoodTimes (50 percent interest). J/G Distribution

Company is currently distributing the Bible Programs in the retail home video market. As of March 31, 1996, gross sales made by J/G Distribution Company totaled $1,689,752, of which $844,876 has been retained by J/G Distribution Company for its fees and marketing costs, with the remaining $844,876 belonging 50 percent to the Partnership and 50 percent to Goodtimes. Additionally, $250,000 was received directly by the Partnership as its share of the initial license fee from A&E. As of March 31, 1996, the Partnership had received $370,258 from J/G Distribution and the $250,000 from A&E. The remaining $52,180 due from J/G Distribution was received in May 1996.

In 1994, J/G Distribution Company, an affiliate of the General Partner, and Jones Interactive, Inc. ("JII"), also an affiliate of the General Partner, entered into an agreement to produce a CD-ROM version of the Bible Programs. No Partnership funds have been or will be utilized in the production of the CD-ROM version; however, after production costs, distribution fees and costs associated with distribution are recovered, five percent of net revenues (as defined in the agreement) will flow to the Partnership. Revenue proceeds to be received by the Partnership under this agreement, if any, are not anticipated to be significant. The production is being done on two separate discs, one for the New Testament, which was completed in the third quarter of 1995, and a second disc for the Old Testament, which was completed in the first quarter of 1996. Distribution of the CD-ROM version will be done in the United States and Canada by affiliates of J/G Distribution Company. The Partnership plans to recover its remaining net investment in the Bible Programs of $369,873 from net revenues generated from domestic and international home video markets.

"The Whipping Boy"
 ----------------

In August 1993, the Partnership acquired the rights to the Newbury Award-winning book "The Whipping Boy." The project was co-developed by the Partnership and The Disney Channel and produced by the General Partner and German and French co-production partners. The completed telefilm was delivered to The Disney Channel in the second quarter of 1994 and premiered in the North American television market in July 1994. As of March 31, 1996, the Partnership had invested $2,661,487 in the film, which included a $468,000 production and overhead fee payable to the General Partner. The Partnership has received approximately $2,100,000 from The Disney Channel for licensing certain rights to the film to The Disney Channel.

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

                             RESULTS OF OPERATIONS
                             ---------------------

Revenues of the Partnership decreased $1,150, from $1,150 for the three month period ended March 31, 1995 to $0 for the similar period in 1996. This decrease was the result of decreased revenue from the distribution of the Bible Programs during the first three months of 1996, which was $0 for the three months ended March 31, 1996 as compared to $1,150 for the same period in 1995.

Filmed entertainment costs decreased $1,050, from $1,050 for the three months ended March 31, 1995 to $0 for the three months ended March 31, 1996. This decrease was the result of decreased revenues from the Bible Programs as discussed above. Filmed entertainment costs are amortized over the life of the film in the ratio that current gross revenues bear to anticipated total gross revenues.

Operating, general and administrative expenses increased $995 for the three months ended March 31, 1996 as compared to the same period in 1995. This increase was primarily due to an increase in direct costs allocable to the operations of the Partnership that were charged to the Partnership by the General Partner in 1996 as compared to 1995.

Interest income increased $24,072, from $2,203 for the three months ended March 31, 1995 to $26,275 for the similar period in 1996. This increase in interest income was mainly the result of $22,464 in interest income recognized during the first quarter of 1996 relating to the amortization of the discount on the two promissory notes received from the General Partner as part of the June 1995 sale of the film "Household Saints."

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

                                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                                      BY:   JONES ENTERTAINMENT GROUP, LTD.
                                            General Partner



                                      By:    /S/ Jay B. Lewis
                                             ----------------------------------
                                             Jay B. Lewis
                                             Principal Financial and
                                             Accounting Officer

Dated:  May 14, 1996