Form 10-Q
period 1996-06-30
JONES PROGRAMMING PARTNERS 2-A LTD
filed 1996-08-13
CIK 868610

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 1996.
                               -------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from              to             .
                              -------------    ------------


                         Commission File Number 0-20944

                     Jones Programming Partners 2-A, Ltd.
- --------------------------------------------------------------------------------
                Exact name of registrant as specified in charter

Colorado                                                        #84-1088819
- --------------------------------------------------------------------------------
State of organization                                      I.R.S. employer I.D.#


    9697 East Mineral Avenue, P.O. Box 3309, Englewood, Colorado  80155-3309
    ------------------------------------------------------------------------
                     Address of principal executive office

                                (303) 792-3111
                      ----------------------------------
                         Registrant's telephone number


Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                                                              No
    ----                                                                ----

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                      ------------------------------------


                                     INDEX
                                     -----

                                                                        Page
                                                                       Number
                                                                       ------

PART I.  FINANCIAL INFORMATION

       Item 1.  Financial Statements

                Unaudited Statements of Financial Position as of
                   June 30, 1996 and December 31, 1995                    3

                Unaudited Statements of Operations for the
                   Three and Six Months Ended June 30, 1996 and 1995      4

                Unaudited Statements of Cash Flows for the
                   Six Months Ended June 30, 1996 and 1995                5

                Notes to Unaudited Financial Statements as of
                   June 30, 1996                                        6-7

        Item 2. Management's Discussion and Analysis of
                   Financial Condition and Results of Operations       8-10


PART II.  OTHER INFORMATION                                              11

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                   UNAUDITED STATEMENTS OF FINANCIAL POSITION
                   ------------------------------------------

                                                                         June 30,           December 31,
             ASSETS                                                        1996                1995
             ------                                                    -----------         -------------

CASH AND CASH EQUIVALENTS                                              $   668,296          $  377,368

ACCOUNTS RECEIVABLE                                                        114,526              60,604

INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION,
  net of accumulated amortization of $2,741,793 and $2,610,165
  as of June 30, 1996 and December 31, 1995, respectively                1,289,458           1,421,086

NOTE RECEIVABLE FROM GENERAL PARTNER,
  net of unamortized discount of $34,184 and $79,735 as of June 30,
  1996 and December 31, 1995, respectively                                 354,982             809,431

OTHER ASSETS                                                                   851               1,666
                                                                       -----------         -----------

                     Total assets                                      $ 2,428,113         $ 2,670,155
                                                                       ===========         ===========

     LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
     -------------------------------------------

LIABILITIES:
  Accounts payable to affiliates                                       $    13,396         $     2,446
  Accrued distributions to  partners                                       141,781             141,781
  Accrued liabilities                                                        3,000               6,000
                                                                       -----------         -----------
                     Total liabilities                                     158,177             150,227
                                                                       -----------         -----------

PARTNERS' CAPITAL (DEFICIT):
  General partner-
    Contributed capital                                                      1,000              1,000
    Distributions                                                          (21,924)           (19,088)
    Accumulated deficit                                                     (3,626)            (3,962)
                                                                       -----------         -----------

                     Total general partner's deficit                       (24,550)           (22,050)
                                                                       -----------         -----------

  Limited partners -
    Contributed capital, net of offering costs  (11,229 units
    outstanding as of June 30, 1996 and December 31, 1995)               4,823,980          4,823,980
    Distributions                                                       (2,170,423)        (1,889,697)
    Accumulated deficit                                                   (359,071)          (392,305)
                                                                       -----------        -----------

                     Total limited partners' capital                     2,294,486          2,541,978
                                                                       -----------        -----------

                     Total partners' capital                             2,269,936          2,519,928
                                                                       -----------        -----------

                     Total liabilities and partners' capital           $ 2,428,113        $ 2,670,155
                                                                       ===========        ===========

          The accompanying notes to the unaudited financial statements are an integral part of these unaudited financial statements.

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)
                            -----------------------

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------

                                                     For the Three Months Ended    For the Six Months Ended
                                                            June 30,                      June 30,
                                                    ----------------------------  --------------------------
                                                        1996           1995           1996          1995
                                                    -------------  -------------  ------------  ------------

GROSS REVENUES                                          $161,081      $ 101,398      $161,081     $ 102,548

COSTS AND EXPENSES:
  Costs of filmed entertainment                          131,628         92,488       131,628        93,538
  Distribution fees and expenses                          34,072         50,350        34,072        50,925
  Loss on sale of film production                              -        122,860             -       122,860
  Operating, general and administrative expenses           4,851          7,234        13,811        15,199
                                                        --------      ---------      --------     ---------

                     Total costs and expenses            170,551        272,932       179,511       282,522
                                                        --------      ---------      --------     ---------

OPERATING LOSS                                            (9,470)      (171,534)      (18,430)     (179,974)
                                                        --------      ---------      --------     ---------

OTHER INCOME (EXPENSE):
  Interest income                                         25,725          1,644        52,000         3,847
                                                        --------      ---------      --------     ---------

                     Other income, net                    25,725          1,644        52,000         3,847
                                                        --------      ---------      --------     ---------

NET INCOME (LOSS)                                       $ 16,255      $(169,890)     $ 33,570     $(176,127)
                                                        ========      =========      ========     =========

ALLOCATION OF NET INCOME (LOSS):
  General partner                                       $    163      $  (1,699)     $    336     $  (1,761)
                                                        ========      =========      ========     =========

  Limited partners                                      $ 16,092      $(168,191)     $ 33,234     $(174,366)
                                                        ========      =========      ========     =========
NET INCOME (LOSS) PER LIMITED
   PARTNERSHIP UNIT                                        $1.43        $(14.98)        $2.96       $(15.53)
                                                        ========      =========      ========     =========

WEIGHTED AVERAGE NUMBER OF LIMITED
   PARTNERSHIP UNITS OUTSTANDING                          11,229         11,229        11,229        11,229
                                                        ========      =========      ========     =========

          The accompanying notes to the unaudited financial statements are an integral part of these unaudited financial statements.

                     JONES PROGRAMMING PARTNERS 2-A, LTD.
                     -------------------------------------
                           (A Limited Partnership)
                      UNAUDITED STATEMENTS OF CASH FLOWS
                      ----------------------------------

                                                                    For the Six Months Ended
                                                                            June 30,
                                                                   --------------------------
                                                                       1996          1995
                                                                   ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                  $  33,570     $(176,127)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Amortization of filmed entertainment costs                       131,628        93,538
      Loss on sale of film production                                        -       122,860
      Amortization of discount                                         (45,551)            -
      Net change in assets and liabilities:
        Decrease (increase) in accounts receivable                     (53,922)      174,363
        Decrease in other assets                                           815             -
        Increase (decrease) in accrued liabilities                      (3,000)          192
        Increase in accounts payable to affiliates                      10,950        15,287
                                                                     ---------     ---------

          Net cash provided by operating activities                     74,490       230,113
                                                                     ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from payment of note receivable from General Partner        500,000             -
  Proceeds from sale of film production                                      -       500,000
  Net increase in production advances                                        -         7,181
                                                                     ---------     ---------

          Net cash provided by investing activities                    500,000       507,181
                                                                     ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners                                           (283,562)     (283,562)
                                                                     ---------     ---------

          Net cash used in financing activities                       (283,562)     (283,562)
                                                                     ---------     ---------

INCREASE IN CASH AND CASH EQUIVALENTS                                  290,928       453,732

CASH AND CASH EQUIVALENTS, beginning of period                         377,368       160,888
                                                                     ---------     ---------

CASH AND CASH EQUIVALENTS, end of period                             $ 668,296     $ 614,620
                                                                     =========     =========

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
  Note receivable from sale of film production,
    net of unamortized discount                                      $       -     $ 766,306
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

                     JONES PROGRAMMING PARTNERS 2-A, LTD.
                     ------------------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


(1)  BASIS OF PRESENTATION
     ---------------------

     This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Statements of Financial Position and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Programming Partners 2-A, Ltd. (the "Partnership") as of June 30, 1996 and December 31, 1995 and its results of operations and its cash flows for the three and six month periods ended June 30, 1996 and 1995. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

(2)  TRANSACTIONS WITH AFFILIATED ENTITIES
     -------------------------------------

     The General Partner is entitled to reimbursement from the Partnership for its direct and indirect expenses allocable to the operations of the Partnership, which shall include, but not be limited to, rent, supplies, telephone, travel, legal expenses, accounting expenses, preparation and distribution of reports to investors and salaries of any full or part-time employees. Although the General Partner is entitled to reimbursement for all direct and indirect expenses allocable to the Partnership, the Partnership was charged $2,715 and $3,834 for direct expenses only for the three month periods ended June 30, 1996 and 1995, respectively. For the six month periods ended June 30, 1996 and 1995, $9,144 and $5,464, respectively, of direct expenses only were charged to the Partnership.

(3)  INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION
     ----------------------------------------------

     "Charlton Heston Presents: The Bible"
      -----------------------------------

     In May 1992, the General Partner, on behalf of the Partnership, entered into an agreement with Agamemnon Films, an unaffiliated party, to produce four one-hour programs for television, entitled "Charlton Heston Presents:
     The Bible" (the "Bible Programs"). The production costs of the Bible Programs were approximately $2,130,000. In addition, the Partnership paid a $240,000 production and overhead fee to the General Partner. In return for agreeing to fund these production costs, the Partnership acquired all rights to the Bible Programs in all markets and in all media in perpetuity. The Partnership subsequently assigned half of its ownership of the Bible Programs to an unaffiliated party for an investment of $1,000,000 toward the production costs for the Bible Programs. After consideration of the reimbursement, the Partnership's total investment in the Bible Programs was $1,369,764 and its net investment, after consideration of amortization, was $315,245 as of June 30, 1996. From inception to June 30, 1996, the Partnership has recognized $1,154,782 of gross revenue from this film, of which $461,349 has been retained by the distributors of the film for their fees and marketing costs. Of the remaining $693,433, the Partnership had received $663,522 as of June 30, 1996, and the remaining $29,911 was received in July 1996.

     "The Whipping Boy"
      ----------------

     In August 1993, the Partnership acquired the rights to the Newbury Award-winning book "The Whipping Boy." "The Whipping Boy" was produced as a two-hour telefilm which premiered in the North American television market on The Disney Channel. The film's final cost was approximately $4,100,000. As of June 30, 1996, the Partnership had invested $2,661,487 in the film, which included a $468,000 production and overhead fee paid to the General Partner. The film was co-produced by the General Partner and Gemini Films, a German company. The completed picture was delivered to The Disney Channel in the second quarter of 1994. The Partnership's net investment in the film, after consideration of amortization, was $974,213 as of June 30, 1996. From inception to June 30, 1996, the Partnership has recognized $2,213,190 of gross revenue from this film, of which $2,100,000 represents the initial license fee from The Disney Channel that was used to finance the film's production. Of the remaining $113,190, $6,969 has been retained by the distributors of the film for their fees and marketing costs and $21,606 had been received by the Partnership as of June 30, 1996. The remaining $84,615 was received in July 1996.

                     JONES PROGRAMMING PARTNERS 2-A, LTD.
                     ------------------------------------
                            (A Limited Partnership)

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

                              FINANCIAL CONDITION
                              -------------------


Liquidity and Capital Resources
- -------------------------------

The Partnership's principal sources of liquidity are cash on hand, amounts to be received from the General Partner in payment of the promissory note discussed below and amounts received from the domestic and international distribution of the Partnership's programming. As of June 30, 1996, the Partnership had $668,296 in cash. It is not anticipated that the Partnership will invest in any additional programming projects, but instead will focus on the distribution of its existing projects. The Partnership had outstanding amounts receivable totaling $114,526 as of June 30, 1996. These amounts were received by the Partnership in July 1996.

On June 30, 1995, the Partnership sold its interest in the film "Household Saints" to the General Partner for $1,389,166. The purchase price was paid $500,000 in cash at closing, $500,000 in the form of a non-interest bearing promissory note which was paid in June 1996 and $389,166 in the form of a non-interest bearing promissory note payable in June 1997. The sale proceeds from "Household Saints" will contribute to the liquidity and capital resources of the Partnership, helping enable the Partnership to fund its operating needs and future distributions to the limited partners.

For the six months ended June 30, 1996, the Partnership declared distributions to partners totaling $283,562, of which $141,781 was paid in May 1996 with the remaining $141,781 to be paid in August 1996. These distributions will be made using cash on hand, proceeds from promissory note repayment, interest income and cash provided by operating activities. Distributions are expected to continue, although no determination has been made regarding any specific level of distributions.

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

The Partnership and JDFC granted the General Partner the exclusive rights to distribute the Bible Programs. To accomplish this, the General Partner, on its own behalf, and GoodTimes entered into an agreement to form J/G Distribution Company to distribute the Bible Programs. J/G Distribution Company was formed in June 1992 and the Partnership granted it the sole and exclusive right to exhibit and distribute, and to license others to exhibit and distribute, the Bible Programs in all markets, all languages, and all media in perpetuity. J/G Distribution Company holds the copyright for the benefit of the Partnership (50 percent interest) and GoodTimes (50 percent interest). J/G Distribution Company is currently distributing the Bible Programs in the retail home video market. As of June 30, 1996, gross sales made by J/G Distribution Company totaled $1,809,396, of which $904,698 has been retained by J/G Distribution Company for its fees and marketing costs, with the remaining $904,698 belonging 50 percent to the Partnership and 50 percent to GoodTimes. Additionally, $250,000 was received directly by the Partnership as its share of the initial license fee from A&E. As of June 30, 1996, the Partnership had received $422,438 from J/G Distribution and $250,000 from A&E. The remaining $29,911 due from J/G Distribution was received in July 1996.

In 1994, J/G Distribution Company, an affiliate of the General Partner, and Jones Interactive, Inc. ("JII"), also an affiliate of the General Partner, entered into an agreement to produce a CD-ROM version of the Bible Programs. No Partnership funds have been or will be utilized in the production of the CD-ROM version; however, after production costs, distribution fees and costs associated with distribution are recovered, five percent of net revenues (as defined in the agreement) will flow to the Partnership. Revenue proceeds to be received by the Partnership under this agreement, if any, are not anticipated to be significant. The production was done on two separate discs, one for the New Testament, which was completed in the third quarter of 1995, and a second disc for the Old Testament, which was completed in the first quarter of 1996. Distribution of the CD-ROM version will be done in the United States and Canada by affiliates of J/G Distribution Company.

The Partnership plans to recover its remaining net investment in the Bible Programs of $315,245 from net revenues generated from domestic and international home video markets.

"The Whipping Boy"
 ----------------

In August 1993, the Partnership acquired the rights to the Newbury Award-winning book "The Whipping Boy." The project was co-developed by the Partnership and The Disney Channel and produced by the General Partner and German and French co-production partners. The completed telefilm was delivered to The Disney Channel in the second quarter of 1994 and premiered in the North American television market in July 1994. As of June 30, 1996, the Partnership had invested $2,661,487 in the film, which included a $468,000 production and overhead fee payable to the General Partner. The Partnership has received approximately $2,100,000 from The Disney Channel for licensing certain rights to the film to The Disney Channel.

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

In March 1995, the General Partner, on behalf of the Partnership, entered into an agreement with an unaffiliated party granting rights to distribute "The Whipping Boy" in the non-theatrical domestic markets. Non-theatrical markets include 16mm sales and rentals, in-flight, oil rigs, ships at sea, military installations, libraries, restaurants, hotels, motels or other institutional or commercial enterprises. As of June 30, 1996, gross sales made under this agreement totaled $27,876, of which $6,969 was retained by the distributor for its fees and the remaining $20,907 was remitted to the Partnership.

In May 1995, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party granting rights to distribute "The Whipping Boy" in the domestic home video market for a period not to exceed five years. As of June 30, 1996, net sale proceeds made under this agreement totaled $84,615 and were remitted to the Partnership in July 1996.

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

The Partnership plans to recover its remaining net investment in this film of $974,213 primarily from net revenues generated from domestic home video and television distribution.

                             RESULTS OF OPERATIONS
                             ---------------------

Revenues of the Partnership increased $59,683, from $101,398 for the three month period ended June 30, 1995 to $161,081 for the similar period in 1996 and increased $58,533, from $102,548 for the six month period ended June 30, 1995 to $161,081 for the similar period in 1996. These increases were primarily the result of increased domestic home video and non-theatrical sales of "The Whipping Boy" during 1996, which totaled $101,259 for the six months ended June 30, 1996 as compared to $699 for the same period in 1995. This increase in sales of "The Whipping Boy" was partially offset by decreased sales of "Charlton Heston Presents: The Bible" (the "Bible Programs"), which totaled $59,822 for the six months ended June 30, 1996 as compared to $101,849 for the same period in 1995.

Filmed entertainment costs increased $39,140, from $92,488 for the three month period ended June 30, 1995 to $131,628 for the similar period in 1996 and increased $38,090, from $93,538 for the six months ended June 30, 1995 to $131,628 for the similar period in 1996. These increases were mainly due to increased revenues from "The Whipping Boy" as discussed above. Filmed entertainment costs are amortized over the life of each film in the ratio that current gross revenues bear to anticipated total gross revenues.

Distribution fees and expenses decreased $16,278, from $50,350 for the three month period ended June 30, 1995 to $34,072 for the similar period in 1996. For the six month periods ended June 30, 1995 and 1996, distribution fees and expenses decreased $16,853, from $50,925 in 1995 to $34,072 in 1996. These decreases were the result of decreased home video sales of the "Bible Programs" under the Partnership's distribution agreement with J/G Distribution Company. Distribution fees and expenses relate to the compensation due and costs incurred by unaffiliated parties in selling the Partnership's programming in the domestic and international markets. The timing and amount of distribution fees and expenses vary depending upon the individual market in which programming is distributed.

Loss on sale of film production decreased from $122,860 to $-0- for the three and six month periods ended June 30, 1995 as compared to the same periods in 1996. This decrease was the result of the sale of "Household Saints" to the General Partner on June 30, 1995. The loss resulted from the Partnership's recognition of imputed interest on two non-interest bearing promissory notes received from the General Partner as part of the sale agreement.

Operating, general and administrative expenses decreased $2,383 and $1,388, respectively, for the three and six months ended June 30, 1996 as compared to the similar period in 1995. These decreases were primarily due to decreases in direct costs allocable to the operations of the Partnership that were charged to the Partnership by the General Partner during the three months ended June 30, 1996 as compared to 1995 and in taxes and fees paid by the Partnership during the six month periods ended June 30, 1996 in comparison to 1995.

Interest income increased $24,081, from $1,644 for the three month period ended June 30, 1995 to $25,725 for the similar period in 1996 and increased $48,153, from $3,847 for the six months ended June 30, 1995 to $52,000 for the similar period in 1996. These increases in interest income were primarily the result of $45,551 in interest income recognized during 1996 relating to the amortization of the discount on the two promissory notes received from the General Partner as part of the June 1995 sale of the film "Household Saints."

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

                                JONES PROGRAMMING PARTNERS 2-A, LTD.
                                BY:  JONES ENTERTAINMENT GROUP, LTD.
                                     General Partner



                                By:  /S/ Jay B. Lewis
                                     ------------------------------------------
                                     Jay B. Lewis
                                     Principal Financial and Accounting Officer


Dated:  August 13, 1996