Form 10-Q
period 1996-09-30
JONES PROGRAMMING PARTNERS 2-A LTD
filed 1996-11-13
CIK 868610

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[x]      Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the quarterly period ended September 30, 1996.
                               ------------------
[ ]      Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the transition period from ____________to ____________.

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

Yes   X                                                               No _______
    -----

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)


                                     INDEX
                                     -----

                                                                           Page
                                                                          Number
                                                                          ------

PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements

             Unaudited Statements of Financial Position as of
               September 30, 1996 and December 31, 1995                      3

             Unaudited Statements of Operations for the
               Three and Nine Months Ended September 30, 1996 and 1995       4

             Unaudited Statements of Cash Flows for the
               Nine Months Ended September 30, 1996 and 1995                 5

             Notes to Unaudited Financial Statements as of
               September 30, 1996                                          6-7

    Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations              8-11


PART II.  OTHER INFORMATION                                                 12

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                   UNAUDITED STATEMENTS OF FINANCIAL POSITION
                   ------------------------------------------


                                                                             September 30,  December 31,
                              ASSETS                                             1996           1995
                              ------                                        -------------   ------------

CASH AND CASH EQUIVALENTS                                                   $     650,233   $   377,368

ACCOUNTS RECEIVABLE                                                                17,012        60,604

INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION,
  net of accumulated amortization of $2,776,985 and $2,610,165
  as of September 30, 1996 and December 31, 1995, respectively                  1,254,266     1,421,086

NOTE RECEIVABLE FROM GENERAL PARTNER,
  net of unamortized discount of $24,332 and $79,735 as of September 30,
  1996 and December 31, 1995, respectively                                        364,834       809,431

OTHER ASSETS                                                                        5,702         1,666
                                                                              -----------   -----------

             Total assets                                                     $ 2,292,047   $ 2,670,155
                                                                              ===========   ===========

     LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
     -------------------------------------------

LIABILITIES:
  Accounts payable to affiliates                                              $    19,449   $     2,446
  Accrued distributions to  partners                                              141,781       141,781
  Accrued liabilities                                                               5,508         6,000
                                                                              -----------   -----------

             Total liabilities                                                    166,738       150,227
                                                                              -----------   -----------

PARTNERS' CAPITAL (DEFICIT):
  General partner-
    Contributed capital                                                             1,000         1,000
    Distributions                                                                 (23,342)      (19,088)
    Accumulated deficit                                                            (3,655)       (3,962)
                                                                              -----------   -----------

             Total general partner's deficit                                      (25,997)      (22,050)
                                                                              -----------   -----------

  Limited partners -
    Contributed capital, net of offering costs  (11,229 units outstanding
       as of September 30, 1996 and December 31, 1995)                          4,823,980     4,823,980
    Distributions                                                              (2,310,786)   (1,889,697)
    Accumulated deficit                                                          (361,888)     (392,305)
                                                                              -----------   -----------

             Total limited partners' capital                                    2,151,306     2,541,978
                                                                              -----------   -----------

             Total partners' capital                                            2,125,309     2,519,928
                                                                              -----------   -----------

             Total liabilities and partners' capital                          $ 2,292,047   $ 2,670,155
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

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------


                                                                 For the Three Months Ended       For the Nine Months Ended
                                                                        September 30,                    September 30,
                                                                 ---------------------------      -------------------------
                                                                      1996           1995            1996          1995
                                                                 -------------    ----------      ----------    -----------

GROSS REVENUES                                                     $ 39,445       $ 79,490        $200,526     $ 182,038

COSTS AND EXPENSES:
  Costs of filmed entertainment                                       35,192        72,587         166,820       166,125
  Distribution fees and expenses                                      18,367        39,725          52,439        90,650
  Loss on sale of film production                                          -             -               -       122,860
  Operating, general and administrative expenses                       7,243         6,824          21,054        22,023
                                                                     --------     --------        --------     ---------

             Total costs and expenses                                  60,802      119,136         240,313       401,658
                                                                     --------     --------        --------     ---------

OPERATING LOSS                                                        (21,357)     (39,646)        (39,787)     (219,620)
                                                                     --------     --------        --------     ---------

OTHER INCOME:
  Interest income                                                      18,511       26,629          70,511        30,476
                                                                     --------     --------        --------     ---------

             Total other income                                        18,511       26,629          70,511        30,476
                                                                     --------     --------        --------     ---------

NET INCOME (LOSS)                                                    $ (2,846)    $(13,017)       $ 30,724     $(189,144)
                                                                     ========     ========        ========     =========

ALLOCATION OF NET INCOME (LOSS):
  General partner                                                    $    (29)    $   (130)       $    307     $  (1,891)
                                                                     ========     ========        ========     =========

  Limited partners                                                   $ (2,817)    $(12,887)       $ 30,417     $(187,253)
                                                                     ========     ========        ========     =========
NET INCOME (LOSS) PER LIMITED
   PARTNERSHIP UNIT                                                  $   (.25)    $  (1.15)       $   2.71       $(16.68)
                                                                     ========     ========        ========     =========

WEIGHTED AVERAGE NUMBER OF LIMITED
   PARTNERSHIP UNITS OUTSTANDING                                       11,229       11,229          11,229        11,229
                                                                     ========     ========        ========     =========




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

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                     -------------------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS
                       ----------------------------------


                                                                For the Nine Months Ended
                                                                       September 30,
                                                                -------------------------
                                                                     1996        1995
                                                                  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                $  30,724   $(189,144)
 Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
   Amortization of filmed entertainment costs                       166,820     166,125
   Loss on sale of film production                                        -     122,860
   Amortization of discount on notes receivable                     (55,403)    (21,267)
   Net change in assets and liabilities:
    Decrease in accounts receivable                                  43,592     174,363
    Increase in other assets                                         (4,036)          -
    Increase (decrease) in accrued liabilities                         (492)      2,487
    Increase in accounts payable to affiliates                       17,003           -
                                                                  ---------   ---------

     Net cash provided by operating activities                      198,208     255,424
                                                                  ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from payment of note receivable from General Partner      500,000           -
 Proceeds from sale of film production                                    -     500,000
 Net decrease in production advances                                      -       7,181
                                                                  ---------   ---------

     Net cash provided by investing activities                      500,000     507,181
                                                                  ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Distributions to partners                                         (425,343)   (425,343)
                                                                  ---------   ---------

     Net cash used in financing activities                         (425,343)   (425,343)
                                                                  ---------   ---------

INCREASE IN CASH AND CASH EQUIVALENTS                               272,865     337,262

CASH AND CASH EQUIVALENTS, beginning of period                      377,368     160,888
                                                                  ---------   ---------

CASH AND CASH EQUIVALENTS, end of period                          $ 650,233   $ 498,150
                                                                  =========   =========

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
 Note receivable from sale of film production,
  net of unamortized discount                                     $      -    $ 787,573
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

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


(1) BASIS OF PRESENTATION
    ---------------------

    This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Statements of Financial Position and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Programming Partners 2-A, Ltd. (the "Partnership") as of September 30, 1996 and December 31, 1995 and its results of operations and its cash flows for the three and nine month periods ended September 30, 1996 and 1995. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

(2) TRANSACTIONS WITH AFFILIATED ENTITIES
    -------------------------------------

    The General Partner is entitled to reimbursement from the Partnership for its direct and indirect expenses allocable to the operations of the Partnership, which shall include, but not be limited to, rent, supplies, telephone, travel, legal expenses, accounting expenses, preparation and distribution of reports to investors and salaries of any full or part-time employees. Generally, the General Partner has historically contracted with several unaffiliated parties to facilitate distribution of the Partnership's films. Accordingly, the General Partner has minimal direct involvement in the distribution of the Partnership's films, which represents substantially all of the operating activities of the Partnership. As a result, no portion of the General Partner's indirect operating costs incurred on behalf of the Partnership are charged to the Partnership as such costs are immaterial. The Partnership was charged $1,498 and $3,317 for direct expenses for the three month periods ended September 30, 1996 and 1995, respectively. For the nine month periods ended September 30, 1996 and 1995, $10,642 and $8,781, respectively, were charged to the Partnership for direct expenses.

(3) INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION
    ----------------------------------------------

    "Charlton Heston Presents: The Bible"
    ------------------------------------

    In May 1992, the General Partner, on behalf of the Partnership, entered into an agreement with Agamemnon Films, an unaffiliated party, to produce four one-hour programs for television, entitled "Charlton Heston Presents: The Bible" (the "Bible Programs"). The production costs of the Bible Programs were approximately $2,130,000. In addition, the Partnership paid a $240,000 production and overhead fee to the General Partner. In return for agreeing to fund these production costs, the Partnership acquired all rights to the Bible Programs in all markets and in all media in perpetuity. The Partnership subsequently assigned half of its ownership of the Bible Programs to an unaffiliated party for an investment of $1,000,000 toward the production costs for the Bible Programs. After consideration of the reimbursement, the Partnership's total investment in the Bible Programs is $1,369,764 and its net investment, after consideration of amortization, was $284,176 as of September 30, 1996. From inception to September 30, 1996, the Partnership had recognized $1,188,805 of gross revenue from this film, of which $478,361 was retained by the distributors of the film for their fees and marketing costs. Of the remaining $710,444, the Partnership had received $693,432 as of September 30, 1996, and the remaining $17,012 was received in October 1996.

    "The Whipping Boy"
     ----------------

    In August 1993, the Partnership acquired the film rights to the Newbury Award-winning book "The Whipping Boy." "The Whipping Boy" was produced as a two-hour telefilm which premiered in the North American television market on The Disney Channel. The film's final cost was approximately $4,100,000. As of September 30, 1996, the Partnership had invested $2,661,487 in the film, which included a $468,000 production and overhead fee paid to the General Partner. The film was co-produced by the General Partner and Gemini Films, a German company. The completed picture was delivered to The Disney Channel in the second quarter of 1994. The Partnership's net investment in the film, after consideration of amortization, was $970,090 as of September 30, 1996. From inception to September 30, 1996, the Partnership has recognized $2,218,612 of gross revenue from this film, of which $2,100,000 represents the initial license fee from The Disney Channel that was used to finance the film's production. Of the remaining $118,612, $8,325 has been retained by the distributors of the film for their fees and marketing costs and $110,287 had been received by the Partnership as of September 30, 1996.

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

                              FINANCIAL CONDITION
                              -------------------


Liquidity and Capital Resources
-------------------------------

The Partnership's principal sources of liquidity are cash on hand, amounts to be received from the General Partner in payment of the promissory notes discussed below and amounts received from the domestic and international distribution of the Partnership's programming. As of September 30, 1996, the Partnership had $650,233 in cash. It is not anticipated that the Partnership will invest in any additional programming projects, but instead will focus on the distribution of its existing programming. The Partnership had outstanding amounts receivable totaling $17,012 as of September 30, 1996. These amounts were received by the Partnership in October 1996.

On June 30, 1995, the Partnership sold its interest in the film "Household Saints" to the General Partner for $1,389,166. The purchase price was paid $500,000 in cash at closing, $500,000 in the form of a non-interest bearing promissory note which was paid in full on June 30, 1996 and $389,166 in the form of a non-interest bearing promissory note payable in full 24 months from the closing date. The sale proceeds from "Household Saints" will contribute to the liquidity and capital resources of the Partnership, helping enable the Partnership to fund its operating needs and future distributions to the limited partners.

For the nine months ended September 30, 1996, the Partnership declared distributions to partners totaling $425,343, of which $141,781 was paid in May 1996 and $141,781 in August 1996, with the remaining $141,781 to be paid in November 1996. These distributions will be made using cash on hand, interest income and cash provided by operating activities. Distributions are expected to continue, although no determination has been made regarding any specific level of distributions.

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

The Partnership and JDFC granted the General Partner the exclusive rights to distribute the Bible Programs. To accomplish this, the General Partner, on its own behalf, and GoodTimes entered into an agreement to form J/G Distribution Company to distribute the Bible Programs. J/G Distribution Company was formed in June 1992 and the Partnership granted it the sole and exclusive right to exhibit and distribute, and to license others to exhibit and distribute, the Bible Programs in all markets, all languages, and all media in perpetuity. J/G Distribution Company holds the copyright for the benefit of the Partnership (50 percent interest) and GoodTimes (50 percent interest). J/G Distribution Company is currently distributing the Bible Programs in the retail home video market. As of September 30, 1996, gross sales made by J/G Distribution Company totaled $1,877,442, of which $938,721 was retained by J/G Distribution Company for its fees and marketing costs, with the remaining $938,721 belonging 50 percent to the Partnership and 50 percent to Good Times. Additionally, $250,000 was received directly by the Partnership as its share of the initial license fee from A&E. As of September 30, 1996, the Partnership had received $452,349 from J/G Distribution and the $250,000 from A&E. The remaining $17,012 due from J/G Distribution was received in October 1996.

In 1994, J/G Distribution Company, an affiliate of the General Partner, and Jones Interactive, Inc. ("JII"), also an affiliate of the General Partner, entered into an agreement to produce a CD-ROM version of the Bible Programs. No Partnership funds have been or will be utilized in the production of the CD-ROM version; however, after production costs, distribution fees and costs associated with distribution are recovered, five percent of net revenues (as defined in the agreement) will flow to the Partnership. Revenue proceeds to be received by the Partnership under this agreement, if any, are not anticipated to be significant. The production was done on two separate discs, one for the New Testament, which was completed in the third quarter of 1995, and a second disc for the Old Testament, which was completed in the first quarter of 1996. The CD-ROM version is being distributed in the United States, Canada and the United Kingdom by affiliates of J/G Distribution Company.

The Partnership plans to recover its remaining net investment in the Bible Programs of $284,176 from net revenues generated from domestic and international home video markets.

"The Whipping Boy"
 ----------------

In August 1993, the Partnership acquired the film rights to the Newbury Award-winning book "The Whipping Boy." The project was co-developed by the Partnership and The Disney Channel and produced by the General Partner and German and French co-production partners. The completed telefilm was delivered to The Disney Channel in the second quarter of 1994 and premiered in the North American television market in July 1994. As of September 30, 1996, the Partnership had invested $2,661,487 in the film, which included a $468,000 production and overhead fee payable to the General Partner. The Partnership has received approximately $2,100,000 from The Disney Channel for licensing certain rights to the film to The Disney Channel.

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

In March 1995, the General Partner, on behalf of the Partnership, entered into an agreement with an unaffiliated party granting rights to distribute "The Whipping Boy" in the non-theatrical domestic markets. Non-theatrical markets include 16mm sales and rentals, in-flight, oil rigs, ships at sea, military installations, libraries, restaurants, hotels, motels or other institutional or commercial enterprises. As of September 30, 1996, gross sales made under this agreement totaled $33,298, of which $8,325 was retained by the distributor for its fees and the remaining $24,973 was remitted to the Partnership.

In May 1995, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party granting rights to distribute "The Whipping Boy" in the domestic home video market for a period not to exceed five years. As of September 30, 1996, net sale proceeds received under this agreement by the Partnership totaled $84,615.

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

The Partnership plans to recover its remaining net investment in this film of $970,090 primarily from net revenues generated from domestic home video and television distribution.

                             RESULTS OF OPERATIONS
                             ---------------------

Revenues of the Partnership decreased $40,045, from $79,490 to $39,445 for the three months ended September 30, 1995 and 1996, respectively. The decrease in revenues was primarily related to a decrease in sales of "Charlton Heston
Presents: The Bible" (the "Bible Programs"), which totaled $34,023 for the three months ended September 30, 1996 as compared to $79,490 for the same period in 1995. This decrease was partially offset by an increase in the domestic home video and non-theatrical sales of "The Whipping Boy" from $-0- for the three months ended September 30, 1995 as compared to $5,422 for the similar period in 1996. Revenues of the Partnership increased $18,488, from $182,038 to $200,526 for the nine months ended September 30, 1995 and 1996, respectively. This increase was primarily the result of increased domestic home video and non-theatrical sales of "The Whipping Boy," which totaled $106,681 for the nine months ended September 30, 1996 as compared to $699 for the similar period in 1995. This increase was partially offset by a decrease of $87,494, from $181,339 to $93,845 in sales of the "Bible Programs" for the nine months ended September 30, 1995 and 1996, respectively.

Filmed entertainment costs decreased $37,395, from $72,587 to $35,192 for the three months ended September 30, 1995 and 1996, respectively. This decrease was primarily the result of decreased revenues from the "Bible Programs" as discussed above. Filmed entertainment costs increased $695, from $166,125 to $166,820 for the nine months ended September 30, 1995 and 1996, respectively. This increase in filmed entertainment costs was primarily related to increased international revenues from "The Whipping Boy" as partially offset by decreased sales of "Bible Programs" as discussed above. Filmed entertainment costs are amortized over the life of each film in the ratio that current gross revenues bear to anticipated total gross revenues.

Distribution fees and expenses decreased $21,358, from $39,725 to $18,367 for the three months ended September 30, 1995 and 1996, respectively. Distribution fees and expenses decreased $38,211, from $90,650 to $52,439 for the nine months ended September 30, 1995 and 1996, respectively. These decreases were the result of decreased home video sales of the "Bible Programs" under the Partnership's distribution agreement with J/G Distribution Company.
Distribution fees and expenses relate to the compensation due and costs incurred by unaffiliated parties in selling the Partnership's programming in the domestic and international markets. The timing and amount of distribution fees and expenses vary depending upon the individual market in which programming is distributed.

Loss on sale of film production decreased from $122,860 to $-0- for the nine months ended September 30, 1995 as compared to the similar period in 1996. This decrease was the result of the sale of "Household Saints" to the General Partner on June 30, 1995. The loss resulted from the Partnership's recognition of imputed interest on two non-interest bearing promissory notes received from the General Partner as part of the sale agreement.

Operating, general and administrative expenses increased $419, from $6,824 to $7,243, for the three months ended September 30, 1995 and 1996, respectively. This increase was due primarily to an increase in audit fees resulting from a distribution audit performed on behalf of "The Whipping Boy." Operating, general and administrative expenses decreased

$969, from $22,023 to $21,054 for the nine months ended September 30, 1995 and 1996, respectively. This decrease was due primarily to a decrease in taxes and fees paid by the Partnership during the nine months ended September 30, 1996 as compared to the similar period in 1995.

Interest income decreased $8,118, from $26,629 to $18,511 for the three months ended September 30, 1995 and 1996, respectively. This decrease in interest income was due primarily to a $500,000 note receivable payment received from the General Partner in June 1996 relating to the "Household Saints" sale. Interest income increased $40,035, from $30,476 to $70,511 for the nine months ended September 30, 1995 and 1996, respectively. This increase in interest income was due primarily to $55,403 in interest income recognized during 1996 related to the amortization of the discount on the promissory notes receivable from the General Partner as part of the June 1995 sale of the film "Household Saints" as compared to $21,267 in interest income recognized during the nine months ended September 30, 1995 related to the promissory notes receivable. This increase was also partially attributable to higher average levels of invested cash balances existing during the first nine months of 1996 as compared to the similar period in 1995.

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

                                           JONES PROGRAMMING PARTNERS 2-A, LTD.
                                           BY:   JONES ENTERTAINMENT GROUP, LTD.
                                                 General Partner



                                           By:   /S/ Jay B. Lewis
                                                 -----------------------------
                                                 Jay B. Lewis
                                                 Principal Financial and
                                                 Accounting Officer

Dated:  November 13, 1996