Form 10-K
period 1996-12-31
JONES PROGRAMMING PARTNERS 2-A LTD
filed 1997-03-28
CIK 868610

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1996
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from  ______ to ______

Commission file number:  0-20944

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                      ------------------------------------
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
     Yes x             No
         -                -

Aggregate market value of the voting stock held by non-affiliates of the registrant: N/A

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____



                   DOCUMENTS INCORPORATED BY REFERENCE:  None

          Information contained in this Form 10-K Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Form 10-K Report that address activities, events or developments that the General Partner or the Partnership expects, believes or anticipates will or may occur in the future are forward-looking statements. These forward-looking statements are based upon certain assumptions and are subject to a number of risks and uncertainties. Actual results could differ materially from the results predicted by these forward-looking statements.

                                    PART I.
                                    ------

                               ITEM 1.  BUSINESS
                               -----------------

          Jones Programming Partners 2-A, Ltd. (the "Partnership") is a Colorado limited partnership that was formed in March 1992 pursuant to the public offering of limited partnership interests in the Jones Programming Partners Limited Partnership Program. Jones Entertainment Group, Ltd., a Colorado corporation engaged in the development, production, acquistion and distribution of its original entertainment programming, is the general partner of the Partnership (the "General Partner"). The Partnership was formed to acquire, develop, produce and distribute original programming to be owned by the Partnership. The Partnership generates revenues from the licensing of its Programming. The General Partner's principal responsibilities to the Partnership are the acquisition of programming projects for the Partnership, negotiation of production and distribution agreements for Partnership programming, reviewing budgets, monitoring expenditure of Partnership funds, administering production and distribution agreements, and accounting and reporting to the limited partners. The General Partner charges the Partnership for direct costs incurred on the Partnership's behalf. See further discussion of such costs charged to the Partnership by the General Partner in Item 8, Financial Statements, Note 4. During 1996, the Partnership had two programming projects: "Charlton Heston Presents: The Bible," and "The Whipping Boy." It is not anticipated that the Partnership will invest in any additional programming, but instead will focus on the distribution of its existing programming. Following is a description of these programming projects.

Charlton Heston Presents: The Bible
-----------------------------------

          In May 1992, the General Partner, on behalf of the Partnership, entered into an agreement with Agamemnon Films, an unaffiliated party, to produce four one-hour programs for television, entitled "Charlton Heston
Presents: The Bible" (the "Bible Programs"). The production costs of the Bible Programs were approximately $2,370,000, which included a $240,000 production and overhead fee paid to the General Partner. In return for agreeing to fund these production costs, the Partnership acquired all rights to the Bible Programs in all markets and in all media in perpetuity. The Partnership subsequently assigned half of its ownership of the Bible Programs to an unaffiliated party for an investment of $1,000,000 toward the production costs for the Bible Programs. After consideration of the reimbursement, the Partnership's total investment in the Bible Programs is $1,369,764 and its net investment, after consideration of amortization, was $186,904 as of December 31, 1996. From inception to December 31, 1996, the Partnership has recognized $1,295,326 of revenue from this film, of which $531,621 was retained by the distributors of the film for their fees and marketing costs and $710,444 was received by the Partnership as of December 31, 1996. The remaining $53,261 was received by the Partnership in March 1997. The Partnership plans to recover its remaining investment in this film from net revenues generated from domestic and international home video markets.

The Whipping Boy
----------------

          In August 1993, the Partnership acquired the rights to the Newbury Award-winning book, "The Whipping Boy." "The Whipping Boy" was produced as a two-hour telefilm which premiered in the North American television market on The Disney Channel. The film's final cost was approximately $4,100,000. As of December 31, 1996, the Partnership had invested $2,661,487 in the film, which included a $468,000 production and overhead fee paid to the General Partner.
The film was co-produced by the General Partner and Gemini Films, a German company. The completed picture was delivered to The Disney Channel in the second quarter of

1994. From inception to December 31, 1996, the Partnership has recognized $2,241,441 of gross revenue from this film, of which $2,100,000 represents the initial license fee from The Disney Channel that was used to finance the film's production. Of the remaining $141,441, $8,325 has been retained by the distributors of the film for their fees and marketing costs and $110,287 has been received by the Partnership as of December 31, 1996. The remaining $22,829 was received in the first quarter of 1997.

          During the fourth quarter of 1996, the General Partner reassessed the anticipated total gross revenue remaining from the distribution of "The Whipping Boy" in available international and domestic television and home video markets. Based on revised estimated television and home video sales projections provided by an independent consultant, a reduction was made to the Partnership's estimate of total gross revenue to be recognized from the future distribution of the film. Accordingly, based on the reduced revenue projections for the film, a determination was made by the General Partner that the Partnership's net investment in "The Whipping Boy" of $952,731 exceeded the film's estimated net realizable value of approximately $375,000 as of December 31, 1996. As a result, a loss from write-down of film production cost of $575,000 was incurred to reduce the unamortized cost of the film to its estimated net realizable value as of December 31, 1996. The film's estimated net realizable value was calculated based on an estimate of anticipated revenues remaining over the life of the film from international and domestic television and home video distribution, net of estimated distribution fees and costs, as of December 31, 1996. These revenue projections were estimated based on the film's prior distribution history, the remaining international and domestic territories available to the film for future television and home video distribution, and the General Partner's and the independent consultant's previous distribution experience with other films. The Partnership's net investment in the film, after consideration of amortization and the write-down discussed above, was $377,731 as of December 31, 1996. The Partnership plans to recover its remaining investment in this film from net revenues generated from domestic and international home video and television markets.

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

          The Partnership has encountered and will continue to encounter intense competition in connection with its attempts to distribute its programming.
There is competition within the television programming industry for exhibition time on cable television networks, broadcast networks and independent television stations. In most cases, potential customers of the Partnership's programming also produce their own competitive programs. In recent years, the number of television production companies and the volume of programming being distributed have increased, thereby intensifying this competition. Acceptance of the programming in certain distribution media may be limited and the programming will compete with other types of television programming in all domestic and international distribution media and markets. The success of programming is also dependent in part on public taste, which is unpredictable and susceptible to change. In international markets, the Partnership will encounter additional risks, such as foreign currency rate fluctuations, compliance and regulatory requirements, differences in tax laws, and economic and political environments. Profitability of the Partnership will depend largely on the programming's acceptance in various domestic and international television markets, on the level of distribution of the programming in such markets and the license fees and library values generated thereby, which are outside the control of the Partnership.

          Future distribution revenues from the Partnership's programming will rely heavily on the existence and size of remaining distribution markets and media, if any, that have not been exploited by the Partnership in its previous distribution efforts in the domestic and international theatrical, home video, television, and ancillary markets. There can be no assurance that the distribution efforts made by the Partnership, the General Partner or unaffiliated parties on behalf of the Partnership for the programming will be sufficient to recover the Partnership's investment or produce profits for the Partnership.

                              ITEM 2.  PROPERTIES
                              -------------------

          See Item 1.

                           ITEM 3.  LEGAL PROCEEDINGS
                           --------------------------

          None.

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ------------------------------------------------------------

          None.

                                    PART II.
                                    -------

               ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
               -------------------------------------------------
                      AND RELATED SECURITY HOLDER MATTERS
                      -----------------------------------

          While the Partnership is publicly held, there is no public market for the limited partnership interests and it is not expected that such a market will develop in the future. As of February 15, 1997, the number of equity security holders in the Partnership was 545.

                        ITEM 6. SELECTED FINANCIAL DATA
                        -------------------------------

                                                  For the Years Ended December 31,
                                         --------------------------------------------------
                                            1996         1995         1994         1993
                                         -----------  -----------  -----------  -----------

Gross Revenues                           $  329,875   $  324,489   $2,673,557   $  612,042
Costs of Filmed Entertainment               281,451      303,817    2,123,180      534,611
Distribution Fees and Expenses              105,707      159,045      285,043      594,557
Loss on Write-down of Film Production       575,000            -            -            -
Operating, General and Administrative
  Expenses                                   31,701       19,296       23,135        6,999
Operating Income (Loss)                    (663,984)    (157,669)     242,199     (524,125)
Net Income (Loss)                          (575,789)    (220,238)     247,629     (485,458)
Net Income ( Loss) per Limited
  Partnership Unit                           (50.76)      (19.42)       21.83       (44.08)
Weighted Average Number of Limited
  Partnership Units Outstanding              11,229       11,229       11,229       10,903
General Partner's Deficit                   (33,479)     (22,050)     (14,177)     (10,982)
Limited Partners' Capital                 1,410,494    2,541,978    3,321,467    3,640,300
Total Assets                              1,555,607    2,670,155    3,456,501    5,389,794
Debt                                              -            -            -            -
General Partner Advances                     29,106        2,446            -      168,028

                ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                ------------------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

          The following discussion of the Partnership's financial condition and results of operations contains, in addition to historical information, forward-looking statements that are based upon certain assumptions and are subject to a number of risks and uncertainties. The Partnership's actual results may differ significantly from the results predicted in such forward-looking statements.

                             Results of Operations
                             ---------------------

1996 Compared to 1995
---------------------

Revenues of the Partnership increased $5,386, from $324,489 in 1995 to $329,875 in 1996. This increase in revenues was primarily related to a $117,579 increase in the domestic home video and non-theatrical sales of "The Whipping Boy," from $11,931 in 1995 to $129,510 in 1996. This increase was partially offset by a decrease in sales of "Charlton Heston Presents: The Bible" (the "Bible Programs"), which totaled $200,366 in 1996 as compared to $312,559 in 1995.

Filmed entertainment costs decreased $22,366, from $303,817 in 1995 to $281,451 in 1996. This decrease was due primarily to the result of the decrease in film revenues from the "Bible Programs" as discussed above. Filmed entertainment costs are amortized over the life of each film in the ratio that current gross revenues bear to anticipated total gross revenues.

Distribution fees and expenses decreased $53,338, from $159,045 in 1995 to $105,707 in 1996. This decrease was the result of decreased home video sales of the "Bible Programs" under the Partnership's distribution agreement with J/G Distribution Company, an affiliate of the General Partner. Distribution fees and expenses relate to the compensation due and costs incurred by unaffiliated parties in selling the Partnership's programming in the domestic and international markets. The timing and amount of distribution fees and expenses vary depending upon the individual market in which programming is distributed.

Loss on write-down of film production increased $575,000 from 1995 to 1996.
This increase was the result of a write-down of the Partnership's net investment in "The Whipping Boy" to the film's net realizable value of approximately $375,000 as of December 31, 1996.

Operating, general and administrative expenses increased $12,405, from $19,296 in 1995 as compared to $31,701 in 1996. This increase was due primarily to an increase in audit fees resulting from a distribution audit performed on behalf of the Partnership's films as well as increased direct costs allocable to the operations of the Partnership that were charged to the Partnership by the General Partner in 1996 as compared to 1995.

Loss on sale of film production decreased $122,860 from 1995 to 1996. This decrease was the result of the sale of the film "Household Saints" to the General Partner on June 30, 1995. The loss resulted from the Partnership's recognition in 1995 of imputed interest on two non-interest bearing promissory notes received from the General Partner as part of the sale agreement. No such sales of Partnership film productions occurred in 1996.

Interest income increased $27,904, from $60,291 in 1995 as compared to $88,195
in 1996.   This increase was due primarily to $65,528 in interest income recognized during 1996 related to the amortization of the discount on the promissory notes receivable from the General Partner due to the Partnership's June 1995 sale of the film "Household Saints" to the General Partner as compared to $43,125 in interest income recognized during 1995 related to the promissory notes receivable. This increase was also partially attributable to higher levels of invested cash balances existing during 1996 as compared to 1995.

The Partnership incurred net loss of $575,789 in 1996 as compared to net loss of $220,238 in 1995. This increase in net loss was primarily the result of the loss on write-down of film production recognized in 1996 relating to "The Whipping Boy" and an increase in operating, general and administrative expenses in 1996 as compared to 1995, which were partially offset by an increase in the Partnership's film gross margin of $81,090 during 1996 as compared to 1995 and an increase in interest income recognized from amortization of the discount on the promissory notes receivable from the General Partner.

1995 Compared to 1994
---------------------

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

Loss on sale of film production increased $122,860 from 1994 to 1995. This increase was the result of the sale of "Household Saints" to the General Partner on June 30, 1995. The loss resulted from the Partnership's recognition of imputed interest on two non-interest-bearing promissory notes received from the General Partner as part of the sale agreement.

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

The Partnership incurred net loss of $220,238 in 1995 as compared to net income of $247,629 in 1994. This decrease was primarily the result of the overall decrease in film gross margin of $403,707 during 1995 as compared to 1994. In addition, the $122,860 loss on sale of film production recognized during 1995, which was partially offset by an increase in interest income recognized from amortization of the discount on the two promissory notes received as part of the "Household Saint" sale, also contributed to the net loss incurred in 1995.


                              Financial Condition
                              -------------------

Liquidity and Capital Resources
-------------------------------

The Partnership's principal sources of liquidity are cash on hand, amounts to be received from the General Partner in payment of the promissory notes discussed below and amounts received from the domestic and international distribution of its programming. As of December 31, 1996, the Partnership had $537,638 in cash. It is not anticipated that the Partnership will invest in any additional programming projects, but instead will focus on the distribution of its existing programming projects. The Partnership had outstanding amounts receivable totaling $76,090 as of December 31, 1996. These amounts were received by the Partnership in the first quarter of 1997.

On June 30, 1995, the Partnership sold its interest in the film "Household Saints" to the General Partner for $1,389,166. The purchase price was paid $500,000 in cash at closing, $500,000 in the form of a non-interest bearing promissory note which was paid in full on June 30, 1996 and $389,166 in the form of a non-interest bearing promissory note payable on June 30, 1997. The sale proceeds from "Household Saints" will contribute to the liquidity and capital resources of the Partnership, helping to enable the Partnership to fund its operating needs and distributions to the limited partners through 1997.

For the year ending December 31, 1996, the Partnership declared distributions to partners totaling $567,124, of which $141,781 was paid in May 1996, $141,781 in August 1996 and $141,781 in November 1996, with the remaining $141,781 paid in February 1997. These distributions were made using cash on hand, interest income, proceeds received from the sale of "Household Saints" and cash provided by operating activities. Distributions are expected to continue through 1997, although no determination has been made regarding any specific level of distributions.

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

The Partnership and JDFC granted the General Partner the exclusive rights to distribute the Bible Programs. To accomplish this, the General Partner, on its own behalf, and GoodTimes entered into an agreement to form J/G Distribution Company to distribute the Bible Programs. J/G Distribution Company was formed in June 1992 and the Partnership granted it the sole and exclusive right to exhibit and distribute, and to license others to exhibit and distribute, the Bible Programs in all markets, all languages, and all media in perpetuity. J/G Distribution Company holds the copyright for the benefit of the Partnership (50 percent interest) and GoodTimes (50 percent interest). J/G Distribution Company is currently distributing the Bible Programs in the retail home video market.
As of December 31, 1996, gross sales made by J/G Distribution Company totaled $2,090,484, of which $1,045,242 has been retained by J/G Distribution Company for its fees and marketing costs, with the remaining $1,045,242 belonging 50 percent to the Partnership and 50 percent to Goodtimes. Additionally, $250,000 was received directly by the Partnership as its share of the initial license fee from A&E. As of December 31, 1996, the Partnership had received both $469,360 due from J/G Distribution and the $250,000 from A&E. The remaining $53,261 due from J/G Distribution was received in March 1997.

In 1994, J/G Distribution Company, an affiliate of the General Partner, and Jones Interactive, Inc. ("JII"), also an affiliate of the General Partner, entered into an agreement to produce a CD-ROM version of the Bible Programs.

No Partnership funds were utilized in the production of the CD-ROM version; however, after production costs, distribution fees and costs associated with distribution are recovered, five percent of net revenues (as defined in the agreement) will flow to the Partnership. Revenue proceeds to be received by the Partnership under this agreement, if any, are not anticipated to be significant. The production was done on two separate discs, one for the New Testament, which was completed in the third quarter of 1995, and a second disc for the Old Testament, which was completed in the first quarter of 1996. The CD-ROM version is being distributed in the United States and Canada by affiliates of J/G Distribution Company.

The Partnership plans to recover its remaining net investment in the Bible Programs of $186,904 from net revenues generated from domestic and international home video markets.

"The Whipping Boy"
 ----------------

In August 1993, the Partnership acquired the rights to the Newbury Award-winning book "The Whipping Boy." The project was co-developed by the Partnership and The Disney Channel and produced by the General Partner and German and French co-production partners. The completed telefilm was delivered to The Disney Channel in the second quarter of 1994 and premiered in the North American television market in July 1994. As of December 31, 1996, the Partnership had invested $2,661,487 in the film, which included a $468,000 production and overhead fee payable to the General Partner. The Partnership has received approximately $2,100,000 from The Disney Channel for licensing certain rights to the film to The Disney Channel.

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

In March 1995, the General Partner, on behalf of the Partnership, entered into an agreement with an unaffiliated party granting rights to distribute "The Whipping Boy" in the non-theatrical domestic markets. Non-theatrical markets include 16mm sales and rentals, in-flight, oil rigs, ships at sea, military installations, libraries, restaurants, hotels, motels or other institutional or commercial enterprises. As of December 31, 1996, gross sales made under this agreement totaled $35,220, of which $8,325 was retained by the distributor for its fees. Of the remaining $26,895, $24,973 had been received by the Partnership as of December 31, 1996, with the remaining $1,922 received in January 1997.

In May 1995, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party granting rights to distribute "The Whipping Boy" in the domestic home video market for a period not to exceed five years. As of December 31, 1996, net sales made under this agreement totaled $105,522, of which $84,615 had been received by the Partnership as of December 31, 1996, with the remaining $20,907 received in March 1997.

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

During the fourth quarter of 1996, the General Partner reassessed the anticipated total gross revenue remaining from the distribution of "The Whipping Boy" in available international and domestic television and home video markets. Based on revised estimated television and home video sales projections provided by an independent consultant, a reduction was made to the Partnership's estimate of total gross revenue to be recognized from the future distribution of the film. Accordingly, based on the reduced revenue projections for the film, a determination was made by the General Partner that the Partnership's net investment in "The Whipping Boy" of $952,731 exceeded the film's estimated net realizable value of approximately $375,000 as of December 31, 1996. As a result, a loss from write-down of film production cost of $575,000 was incurred to reduce the unamortized cost of the film to its estimated net realizable value as of December 31, 1996. The film's estimated net realizable value was calculated based on an estimate of anticipated revenues remaining over the life of the film from international and domestic television and home video distribution, net of estimated distribution fees and costs, as of December 31, 1996. These revenue projections were estimated based on the film's prior distribution history, the remaining international and domestic territories available to the film for future television and home video distribution, and the General Partner's and the independent consultant's previous distribution experience with other films.

The Partnership plans to recover its remaining net investment in this film of $377,731 primarily from net revenues generated from domestic home video and television and home video distribution.

                          ITEM 8. FINANCIAL STATEMENTS
                          ----------------------------


                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                      ------------------------------------

                              FINANCIAL STATEMENTS
                              --------------------

                        AS OF DECEMBER 31, 1996 AND 1995
                        --------------------------------

                                     INDEX
                                     -----



                                                                  Page
                                                            ----------------


Report of Independent Public Accountants                           11

Statements of Financial Position                                   12

Statements of Operations                                           13

Statements of Partners' Capital (Deficit)                          14

Statements of Cash Flows                                           15

Notes to Financial Statements                                      16

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Jones Programming Partners 2-A, Ltd.:


          We have audited the accompanying statements of financial position of Jones Programming Partners 2-A, Ltd. (a Colorado limited Partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' capital (deficit) and cash flows for each of the three years in period ended December 31, 1996. These financial statements are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jones Programming Partners 2-A, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


                                         ARTHUR ANDERSEN LLP



Denver, Colorado,
  March 25, 1997.

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                        STATEMENTS OF FINANCIAL POSITION
                        --------------------------------


                                                                                December 31,
                                                                         --------------------------
                                    ASSETS                                   1996          1995
                                    ------                               ------------  ------------

CASH AND CASH EQUIVALENTS (Note 2)                                       $   537,638   $   377,368

ACCOUNTS RECEIVABLE (Note 5)                                                  76,090        60,604

INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION,
  net of accumulated amortization of $3,466,616 and $2,610,165
    as of December 31, 1996 and 1995, respectively (Notes 2, 4 and 5)        564,635     1,421,086

NOTE RECEIVABLE FROM GENERAL PARTNER,
  net of unamortized discount of $14,207 and $79,735 as of
    December 31, 1996 and 1995, respectively  (Note 5)                       374,959       809,431

OTHER ASSETS                                                                   2,285         1,666
                                                                         -----------   -----------

                    Total assets                                         $ 1,555,607   $ 2,670,155
                                                                         ===========   ===========

             LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
             -------------------------------------------

LIABILITIES:
  Accounts payable to affiliates                                         $    29,106   $     2,446
  Accrued distributions to partners                                          141,781       141,781
  Accrued liabilities                                                          7,705         6,000
                                                                         -----------   -----------

                    Total liabilities                                        178,592       150,227
                                                                         -----------   -----------

PARTNERS' CAPITAL (DEFICIT) (Note 3):
  General Partner-
    Contributed capital                                                        1,000         1,000
    Distributions                                                            (24,759)      (19,088)
    Accumulated deficit                                                       (9,720)       (3,962)
                                                                         -----------   -----------

                    Total general partner's deficit                          (33,479)      (22,050)
                                                                         -----------   -----------

  Limited Partners -
    Net contributed capital (11,229 units
       outstanding at December 31, 1996 and 1995)                          4,823,980     4,823,980
    Distributions                                                         (2,451,150)   (1,889,697)
    Accumulated deficit                                                     (962,336)     (392,305)
                                                                         -----------   -----------

                    Total limited partners' capital                        1,410,494     2,541,978
                                                                         -----------   -----------

                    Total partners' capital                                1,377,015     2,519,928
                                                                         -----------   -----------

                    Total liabilities and partners' capital              $ 1,555,607   $ 2,670,155
                                                                         ===========   ===========


               The accompanying notes to the financial statements
              are an integral part of these financial statements.

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                            ------------------------



                                                               For the Years Ended December 31,
                                                              ----------------------------------
                                                                1996        1995       1994
                                                              ---------   ---------   ----------

GROSS REVENUES (Notes 2 and 5)                                $ 329,875   $ 324,489   $2,673,557

COSTS AND EXPENSES:
  Costs of filmed entertainment (Note 2)                        281,451     303,817    2,123,180
  Distribution fees and expenses (Notes 2 and 5)                105,707     159,045      285,043
  Loss on write-down of film production (Note 5)                575,000           -            -
  Operating, general and administrative expenses (Note 4)        31,701      19,296       23,135
                                                              ---------   ---------   ----------

           Total costs and expenses                             993,859     482,158    2,431,358
                                                              ---------   ---------   ----------

OPERATING INCOME (LOSS)                                        (663,984)   (157,669)     242,199
                                                              ---------   ---------   ----------

OTHER INCOME (EXPENSE):
  Loss on sale of film production (Note 5)                            -    (122,860)           -
  Interest income                                                88,195      60,291        5,430
                                                              ---------   ---------   ----------

           Total other income (expense), net                     88,195     (62,569)       5,430
                                                              ---------   ---------   ----------

NET INCOME (LOSS)                                             $(575,789)  $(220,238)  $  247,629
                                                              =========   =========   ==========

ALLOCATION OF NET INCOME (LOSS):
  General Partner                                             $  (5,758)  $  (2,202)  $    2,476
                                                              =========   =========   ==========

  Limited Partners                                            $(570,031)  $(218,036)  $  245,153
                                                              =========   =========   ==========

NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                                            $  (50.76)  $  (19.42)  $    21.83
                                                              =========   =========   ==========

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP UNITS
  OUTSTANDING                                                    11,229      11,229       11,229
                                                              =========   =========   ==========




               The accompanying notes to the financial statements
              are an integral part of these financial statements.

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                   -----------------------------------------




                                        For the Years Ended December 31,
                                    --------------------------------------
                                        1996          1995         1994
                                    -----------    -----------  ----------

GENERAL PARTNER:
  Balance, beginning of period      $  (22,050)    $  (14,177)  $  (10,982)
  Distributions                         (5,671)        (5,671)      (5,671)
  Net income (loss) for period          (5,758)        (2,202)       2,476
                                    ----------     ----------   ----------

  Balance, end of period            $  (33,479)    $  (22,050)  $  (14,177)
                                    ==========     ==========   ==========

LIMITED PARTNERS:
  Balance, beginning of period      $2,541,978     $3,321,467   $3,640,300
  Net contributed capital                    -              -       (2,534)
  Distributions                       (561,453)      (561,453)    (561,452)
  Net income (loss) for period        (570,031)      (218,036)     245,153
                                    ----------     ----------   ----------

  Balance, end of period            $1,410,494     $2,541,978   $3,321,467
                                    ==========     ==========   ==========

TOTAL PARTNERS' CAPITAL             $1,377,015     $2,519,928   $3,307,290
                                    ==========     ==========   ==========




               The accompanying notes to the financial statements
              are an integral part of these financial statements.

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                                                                         For the Years Ended December 31,
                                                                                        ----------------------------------
                                                                                          1996         1995        1994
                                                                                        ---------   ---------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                     $(575,789)  $(220,238)  $  247,629
  Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
     Amortization of filmed entertainment costs                                           281,451     303,817    2,123,180
     Amortization of discount                                                             (65,528)    (43,125)           -
     Loss on sale of film production                                                            -     122,860            -
     Loss on write-down of film production                                                575,000           -            -
     Decrease (increase) in accounts receivable                                           (15,486)    113,759       99,975
     Increase in other assets                                                                (619)     (1,666)           -
     Increase (decrease) in accrued liabilities                                             1,705      (1,430)       4,930
     Increase (decrease) in accounts payable to affiliates                                 26,660       2,446     (168,028)
     Decrease in deferred revenue                                                               -           -     (980,167)
                                                                                        ---------   ---------   ----------

          Net cash provided by operating activities                                       227,394     276,423    1,327,519
                                                                                        ---------   ---------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from payment of note receivable from
     General Partner                                                                      500,000           -            -
  Proceeds from sale of film production                                                         -     500,000            -
  Net (increase) decrease in production advances                                                -       7,181     (382,732)
  Decrease in production and overhead fee                                                       -           -     (468,000)
                                                                                        ---------   ---------   ----------

          Net cash provided by (used in) investing activities                             500,000     507,181     (850,732)
                                                                                        ---------   ---------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners                                                              (567,124)   (567,124)    (567,123)
  Interest distribution to limited partners                                                     -           -       (2,534)
                                                                                        ---------   ---------   ----------

         Net cash used in financing activities                                           (567,124)   (567,124)    (569,657)
                                                                                        ---------   ---------   ----------

INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS                                                            $ 160,270   $ 216,480   $  (92,870)

CASH AND CASH EQUIVALENTS, beginning of period                                            377,368     160,888      253,758
                                                                                        ---------   ---------   ----------

CASH AND CASH EQUIVALENTS, end of period                                                $ 537,638   $ 377,368   $  160,888
                                                                                        =========   =========   ==========

SUPPLEMENTAL SCHEDULE OF NON-CASH
ACTIVITIES:
  Note receivable from sale of film production,
     net of discount                                                                    $       -   $ 766,306   $        -
                                                                                        =========    ========   ==========

               The accompanying notes to the financial statements
              are an integral part of these financial statements.

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------


(1)  ORGANIZATION AND BUSINESS
     -------------------------

     In March 1992, Jones Programming Partners 2-A, Ltd. (the "Partnership"), was formed as a limited partnership pursuant to the laws of the State of Colorado to engage in the acquisition, development, production, licensing and distribution of original entertainment programming. Jones Entertainment Group, Ltd. is the "General Partner" of the Partnership.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     -------------------------------------------

     Cash and Cash Equivalents
     -------------------------
     The Partnership considers all highly-liquid investments with a maturity when purchased of three months or less to be cash equivalents.

     Film Revenue Recognition
     ------------------------
     The Partnership recognizes revenue in accordance with the provisions of Statement of Financial Accounting Standards No. 53 ("SFAS No. 53"). Pursuant to SFAS No. 53, revenues from domestic and international licensing agreements for programming are recognized when such amounts are known and the film is available for exhibition or telecast, and when certain other SFAS No. 53 criteria are met. Advances received for licensing or other purposes prior to exhibition or telecast are deferred and recognized as revenue when the above conditions are met.

     Investment in and Advances for Film Productions
     -----------------------------------------------
     Investment in and advances for film production consists of advances to production entities for story rights, production, and film completion costs, and is stated at the lower of cost or estimated net realizable value. In addition, film production and overhead fees payable to the General Partner have been capitalized and included as investment in film production. Film production costs are amortized based upon the individual-film-forecast method. Estimated losses, if any, will be provided for in full when determined by the General Partner.

     Distribution Costs
     ------------------
     Commissions, distribution expenses and marketing costs incurred in connection with domestic and international distribution are recorded at the time that the related license fees are recorded as revenue by the Partnership.

     Use of Estimates
     ----------------
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Reclassifications
     -----------------
     Certain prior year amounts have been reclassified to conform to the current year presentation.

(3)  PARTNERS' CAPITAL:
     ------------------

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

(4)  TRANSACTIONS WITH AFFILIATES:
     -----------------------------

     The General Partner receives a production and overhead fee for administering the affairs of the Partnership equal to 12 percent of the lower of actual or budgeted direct costs of each of the Partnership's programming projects. This fee was calculated and payable at the time principal photography commences on each particular project and, in the case of a series, is payable on a per episode basis. Since inception, the Partnership has paid total production and overhead fees to the General Partner of $808,000, of which a $468,000 production and overhead fee was paid to the General Partner in June 1994 for the production of "The Whipping Boy."

     As of December 31, 1996, the General Partner, on behalf of the Partnership, has incurred home video and telecast distribution costs totaling $61,939 relating to "The Whipping Boy," of which $20,907 was reimbursed by the Partnership out of film distribution proceeds earned during 1996. The General Partner generally will be entitled to reimbursement of these remaining costs from the Partnership contingent on the receipt of proceeds from future home video and telecast distribution of the film. Future proceeds received from the distribution of "The Whipping Boy" will be recognized as revenue by the Partnership, net of any remaining distribution costs reimbursed to the General Partner.

     The General Partner is entitled to reimbursement from the Partnership for its direct and indirect expenses allocable to the operations of the Partnership, which shall include, but not be limited to, rent, supplies, telephone, travel, legal expenses, accounting expenses, preparation and distribution of reports to investors and salaries of any full or part-time employees. Because the indirect expenses incurred by the General Partner on behalf of the Partnership are immaterial, the General Partner generally does not charge indirect expenses to the Partnership. The General Partner charged $16,548, $10,865, and $3,899 for direct expenses to the Partnership for the years ended December 31, 1996, 1995 and 1994, respectively.

     In 1994, J/G Distribution Company, an affiliate of the General Partner, and Jones Interactive, Inc. ("JII"), also an affiliate of the General Partner, entered into an agreement to produce a CD-ROM version of the Bible Programs. No Partnership funds were utilized in the production of the CD-ROM version; however, after production costs, distribution fees and costs associated with distribution are recovered, five percent of net revenues (as defined in the agreement) will flow to the Partnership. Revenue proceeds to be received by the Partnership under this agreement, if any, are not anticipated to be significant. The production was done on two separate discs, one for the New Testament, which was completed in the third quarter of 1995, and a second disc for the Old Testament, which was completed in the first quarter of 1996. The CD-ROM version is being distributed in the United States and Canada by affiliates of J/G Distribution Company.

(5)  INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION
     ----------------------------------------------

     "Charlton Heston Presents: The Bible"
      -----------------------------------

     In May 1992, the General Partner, on behalf of the Partnership, entered into an agreement with Agamemnon Films, an unaffiliated party, to produce four one-hour programs for television, entitled "Charlton Heston Presents:
     The Bible" (the "Bible Programs"). The production costs of the Bible Programs were approximately $2,130,000. In addition, the Partnership paid a $240,000 production and overhead fee to the General Partner. In return for agreeing to fund these production costs, the Partnership acquired all rights to the Bible Programs in all markets and in all media in perpetuity. The Partnership subsequently assigned half of its ownership of the Bible Programs to an unaffiliated party for an investment of $1,000,000 toward the production costs for the Bible Programs. After consideration of the reimbursement, the Partnership's total investment in the Bible Programs is $1,369,764 and its net investment, after consideration of amortization, was $186,904 as of December 31, 1996. From inception to December 31, 1996, the Partnership has recognized $1,295,326 of revenue from this film, of which $531,621 was retained by the distributors of the film for their fees and marketing costs and $710,444 has been received by the Partnership as of December 31,1996. The remaining $53,261 was received in March 1997.

     "Household Saints"
      ----------------

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

     In January 1995, the General Partner's Board of Directors agreed in principle to purchase the Partnership's interest in "Household Saints" from the Partnership at a price equal to the Partnership's net investment in the film of $1,389,166. The Partnership's limited partnership agreement allows the General Partner to purchase completed programming projects from the Partnership so long as the purchase price is an amount no less than the average of three separate independent appraisals of the project's fair market value. The General Partner subsequently obtained three separate independent appraisals of the fair market value of the Partnership's interest in "Household Saints". The average fair market value of the Partnership's interest in the film based on the three independent appraisals was approximately $300,000. Closing of the sale occurred on June 30, 1995. The purchase price was paid $500,000 in cash at closing and $889,166 in the form of two non-interest bearing promissory notes of $500,000 and $389,166 payable on June 30,1996 and June 30, 1997, respectively. Because both promissory notes were non-interest bearing, the Partnership recognized imputed interest of $122,860 based on an approximate 11 percent imputed interest rate, thereby reducing the notes' carrying value to $766,306 and incurring a loss on sale of the film of $122,860. This loss is being offset by the Partnership in the form of interest income recognized as the related discount on the promissory notes is amortized to interest income over the term of the notes. For the years ended December 31, 1996 and 1995, interest income of $65,528 and $43,125, respectively, has been recognized from amortization of the related discount.

     "The Whipping Boy"
      ----------------

     In August 1993, the Partnership acquired the rights to the Newbury Award-winning book "The Whipping Boy." "The Whipping Boy" was produced as a two hour telefilm which premiered in the North American television market on The Disney Channel. The film's final cost was approximately $4,100,000. As of December 31, 1996, the Partnership had invested $2,661,487 in the film, which included a $468,000 production and overhead fee paid to the General Partner. The film was co-produced by the General Partner and Gemini Films, a German company. The completed picture was delivered to The Disney Channel in the second quarter of 1994. From inception to December 31, 1996, the Partnership has recognized $2,241,441 of revenue from this film, of which $2,100,000 represents the initial license fee from The Disney Channel that was used to finance the film's production. Of the remaining $141,441, $8,325 has been retained by the distributors of the film for their fees and marketing costs and $110,287 has been received by the Partnership as of December 31, 1996. The remaining $22,829 was received in the first quarter of 1997.

     During the fourth quarter of 1996, the General Partner reassessed the anticipated total gross revenue remaining from the distribution of "The Whipping Boy" in available international and domestic television and home video markets. Based on revised estimated television and home video sales projections provided by an independent consultant, a reduction was made to the Partnership's estimate of total gross revenue to be recognized from the future distribution of the film. Accordingly, based on the reduced revenue projections for the film, a determination was made by the General Partner that the Partnership's net investment in "The Whipping Boy" of $952,731 exceeded the film's estimated net realizable value of approximately $375,000 as of December 31, 1996. As a result, a loss from write-down of film production cost of $575,000 was incurred to reduce the unamortized cost of the film to its estimated net realizable value as of December 31, 1996. The film's estimated net realizable value was calculated based on an estimate of anticipated revenues remaining over the life of the film from international and domestic television and home video distribution, net of estimated distribution fees and costs, as of December 31, 1996. These revenue projections were estimated based on the film's prior distribution history, the remaining international and domestic territories available to the film for future television and home video distribution, and the General Partner's and the independent consultant's previous distribution experience with other films.

     The Partnership's net investment in the film, after consideration of amortization and the write-down discussed above, was $377,731 as of December 31, 1996.

(6)  INCOME TAXES
     ------------

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

     The Partnership's only significant book-tax difference between the financial reporting and tax bases of the Partnership's assets and liabilities is associated with the difference between film production cost amortization and loss from write-down of film production cost recognized under generally accepted accounting principles and the amount of expense allowed for tax purposes.

     Film production cost recognized under generally accepted accounting principles exceeded the amount of expense recognized for tax purposes by approximately $25,000 for the year ended December 31, 1996. For the year ended December 31, 1995, film production cost recognized for tax purposes exceeded that allowed under generally accepted accounting principles by approximately $396,000.

             ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ------------------------------------------------------
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE
                     --------------------------------------

          None.

                                   PART III.
                                   --------

          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          ------------------------------------------------------------

          The Partnership itself has no officers or directors. Certain information concerning directors and executive officers of the General Partner of the Registrant is set forth below. Each of the directors serves until the next annual meeting of the shareholders of the General Partner and until their successors shall be elected and qualified.

Name                         Age  Positions with the General Partner
----                         ---  ----------------------------------
Glenn R. Jones                67  Chairman of the Board and Chief Executive
                                  Officer
Richard K. Rosenberg          52  Executive Vice President and Director
Steven W. Gampp               45  Vice President/Finance and Treasurer
Keith D. Thompson             30  Chief Accounting Officer
Elizabeth M. Steele           45  Secretary
Derek H. Burney               57  Director
Wilfred N. Cooper, Sr.        66  Director
J. Rodney Dyer                61  Director
David K. Zonker               43  Director

          Mr. Glenn R. Jones has served as Chairman of the Board of Directors and Chief Executive Officer of the General Partner since its inception and he has served as President of the General Partner since April 1994. Mr. Jones is also the Chairman of the Board of Directors and Chief Executive Officer of the General Partner's principal shareholder, Jones 21st Century, Inc., a subsidiary of Jones International, Ltd. Mr. Jones has served as Chairman of the Board of Directors and Chief Executive Officer of Jones Intercable, Inc., one of the nation's largest cable television companies, since its formation in 1970, and he was President of that company from June 1984 until April 1988. Mr. Jones is the sole shareholder, President and Chairman of the Board of Directors of Jones International, Ltd. He is also Chairman of the Board of Directors of other affiliates of the General Partner. He is a member of the Board of Directors and the Executive Committee of the National Cable Television Association. Additionally, Mr. Jones is a member of the Board of Governors for the American Society for Training and Development, and a member of the Board of Education Council of the National Alliance of Business. Mr. Jones is also a founding member of the James Madison Council of the Library of Congress. Mr. Jones has been the recipient of several awards including the Grand Tam Award in 1989, the highest award from the Cable Television Administration and Marketing Society; the President's Award from the Cable Television Public Affairs Association in recognition of Jones International's educational efforts through Mind Extension University (now Knowledge TV); the Donald G. McGannon Award for the advancement of minorities and women in cable from the United Church of Christ Office of Communications; the STAR Award from American Women in Radio and Television, Inc. for exhibition of a commitment to the issues and concerns of women in television and radio; the Cableforce 2000 Accolade awarded by Women in Cable in recognition of the General Partner's innovative employee programs; the Most Outstanding Corporate Individual Achievement Award from the International Distance Learning Conference for his contributions to distance education; the Golden Plate Award from the American Academy of Achievement for his advances in distance education; the Man of the Year named by the Denver chapter of the Achievement Rewards for College Scientists; and in 1994 Mr. Jones was inducted into Broadcasting and Cable's Hall of Fame.

          Mr. Richard K. Rosenberg was appointed a director of the General Partner in March 1996 and was elected Executive Vice President of the General Partner in February 1996. Mr. Rosenberg joined Jones Digital

Century, Inc., an affiliate of the General Partner, in October 1995 as Vice President of Business Affairs. Mr. Rosenberg has been involved in business affairs for the entertainment industry for 23 years. Prior to joining Jones Digital Century, Inc., Mr. Rosenberg was executive vice president and chief operating officer of Spencer Entertainment, a diversified multimedia entertainment company. He also served as vice president of legal and business affairs at Cinetel Films. Mr. Rosenberg has operated his own entertainment and software businesses, including RKR Pictures, inc., an independent production and distribution company, where he financed, produced and distributed six motion pictures, including Alice Sweet Alice, starring Brooke Shields and The Wild Duck with Liv Ullman and Jeremy Irons. Mr. Rosenberg is the author of Entertainment Industry Contracts -Negotiating and Drafting Guide. He is a member of the editorial board for the Entertainment Law and Finance Journal, the California, New York, New Jersey and Florida Bar Associations, ASCAP and BMI, and currently serves as an arbitrator for both the American Film Marketing Association and the American Arbitration Association's Entertainment Industry Panel.

          Mr. Steven W. Gampp was elected Vice President/Finance and Treasurer of the General Partner in January 1997. Mr. Gampp serves as the Chief Financial Officer of Jones International, Ltd., an affiliate of the General Partner. Mr. Gampp was employed by Nu-West Industries, Inc., a publicly-held phosphate fertilizer manufacturer for seven years, most recently as the Vice President, Secretary and Treasurer. Mr. Gampp is a Certified Public Accountant and is a member of both the American and the Colorado societies of Certified Public Accountants.

          Mr. Keith D. Thompson was elected the Chief Accounting Officer of the General Partner in March 1997. Mr. Thompson is also the Chief Accounting Officer of other affiliates of the General Partner. Mr. Thompson has also been associated with Jones International, Ltd., an affiliate of the General Partner, since October 1994, serving as Senior Accountant from October 1994 to April 1995, as Accounting Manager from April 1995 to January 1996 and as Director of Accounting from January 1996 to present. From July 1989 to October 1994, Mr. Thompson was an auditor for Deloitte & Touche LLP.

          Ms. Elizabeth M. Steele is Secretary of the General Partner. She is Vice President/General Counsel and Secretary of Jones Intercable, Inc., and is also the Secretary of other affiliates of the General Partner. From August 1980 until joining Jones Intercable, Inc., Ms. Steele was an associate and then a partner at the Denver law firm of Davis, Graham & Stubbs, which serves as counsel to the General Partner.

          Mr. Derek H. Burney was appointed a director of the General Partner in December 1994. Mr. Burney is also a director and Vice Chairman of the Board of Directors of Jones Intercable, Inc., an affiliate of the General Partner. Mr. Burney joined BCE Inc., Canada's largest telecommunications company, in January 1993 as Executive Vice President, International. He has been the Chairman of Bell Canada International Inc., a subsidiary of BCE, since January 1993 and, in addition, has been Chief Executive Officer of BCI since July 1993. Prior to joining BCE, Mr. Burney served as Canada's ambassador to the United States from 1989 to 1992. Mr. Burney also served as chief of staff to the Prime Minister of Canada from March 1987 to January 1989 where he was directly involved with the negotiation of the U.S. - Canada Free Trade Agreement. In July 1993, he was named an Officer of the Order of Canada. He also is a director of Bell Cablemedia plc, Mercury Communications Limited, Videotron Holdings plc, Tele-Direct (Publications) Inc., Teleglobe Inc., Bimcor Inc., Rio Algom Limited, The Montreal General Hospital Corporation, The Japan Society, Moore Corporation Limited, Northbridge Programming Inc. and certain subsidiaries of Bell Canada International.

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

          Mr. David K. Zonker became a director of the General Partner in December 1994. Mr. Zonker has been the President of Jones International Securities, Ltd. since January 1984 and he has been its Chief Executive Officer since January 1988. Mr. Zonker is a member of the Board of Directors of various affiliates of the General Partner. Mr. Zonker is licensed by the National Association of Securities Dealers, Inc. and he is the immediate past chairman of the Investment Program Association, a trade organization based in Washington, D.C. that promotes direct investments.

          Mr. Steven W. Gampp is the Vice President/Finance and Treasurer of the General Partner. A report by Mr. Gampp with respect to the ownership of limited partnership interests in the Partnership required by Section 16(a) of the Securities Exchange Act of 1934, as amended, was not filed within the required time. Mr. Gampp does not own any limited partnership interests in the Partnership.

                        ITEM 11.  EXECUTIVE COMPENSATION
                        --------------------------------

          The Partnership has no employees; however, various personnel are required to operate its business. Such personnel are employed by the General Partner and, pursuant to the terms of the Partnership's limited partnership agreement, the cost of such employment can be charged by the General Partner to the Partnership as a reimbursement item. See Item 13.

               ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               --------------------------------------------------
                             OWNERS AND MANAGEMENT
                             ---------------------

          As of March 4, 1997, no person or entity owns more than 5 percent of the limited partnership interests in the Partnership.

            ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            --------------------------------------------------------

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

          The General Partner receives a production and overhead fee for administering the affairs of the Partnership equal to 12 percent of the lower of direct costs or budgeted direct costs of each programming project. This fee is calculated and payable at the time principal photography commences on each particular project and, in the case of a series, is payable on a per episode basis. No such fee was paid to the General Partner in 1996.

          As of December 31, 1996, the General Partner, on behalf of the Partnership, has incurred home video and telecast distribution costs totaling $61,939 relating to "The Whipping Boy," of which $20,907 was reimbursed by the Partnership out of film distribution proceeds earned during 1996. The General Partner generally will be entitled to reimbursement of these remaining costs from the Partnership contingent on the receipt of proceeds from future home video and telecast distribution of the film. Future proceeds received from the distribution of "The Whipping Boy" will be recognized as revenue by the Partnership, net of any remaining distribution costs reimbursed to the General Partner.

          In connection with the distribution of "Charlton Heston Presents: The Bible," J/G Distribution Company, an affiliate of the General Partner, is entitled to certain distribution rights and fees. See Item 7. Management's

Discussion and Analysis of Financial Condition and Results of Operations for a description of these distribution rights and fees. As of December 31, 1996, gross sales made by J/G Distribution Company totaled $2,090,484, of which $1,045,242 has been retained by J/G Distribution Company for its fees and marketing costs, with the remaining $1,045,242 belonging 50 percent to the Partnership and 50 percent to Goodtimes. As of December 31, 1996, the Partnership had received $469,360 due from J/G Distribution, with the remaining $53,261 received in March 1997.

          In 1994, J/G Distribution Company and Jones Interactive, Inc., also an affiliate of the General Partner, entered into an agreement to produce a CD-ROM version of the Bible Programs. No Partnership funds were utilized in the production of the CD-ROM version; however, after production costs, distribution fees and costs associated with distribution are recovered, 5 percent of net revenues (as defined in the agreement) will flow to the Partnership. Revenue proceeds to be received by the Partnership under this agreement, if any, are not anticipated to be significant. The production was done on two separate discs, one for the New Testament, which was completed in the third quarter of 1995, and a second disc for the Old Testament, which was completed in the first quarter of 1996. The CD-ROM version is being distributed in the United States and Canada by affiliates of J/G Distribution Company.

          The General Partner is entitled to reimbursement from the Partnership for certain allocated general and administrative expenses in accordance with the terms of the limited partnership agreement of the Partnership. These expenses consist primarily of salaries and benefits paid to corporate personnel, rent, data processing services and other facilities costs. Such personnel provide administrative, accounting and legal services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner and certain of its affiliates with respect to the Partnership. In 1996, the General Partner charged $16,548 of direct expenses to the Partnership.

          The General Partner may also advance funds to the Partnership. Advances from the General Partner to the Partnership totaled $29,106 as of December 31, 1996. As the Partnership reimburses such advances from the General Partner on a timely basis, no interest on outstanding advances was charged to the Partnership during 1996.

                                    PART IV.
                                    -------

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
   -------------------------------------------------------------------------

(a)  The following documents are filed as part of this report:
     --------------------------------------------------------

  1. Financial statements

  2. Schedules - None.

  3. The following exhibits are filed herewith:

     4.1  Limited Partnership Agreement. (1)


     (1) Incorporated by reference from the Partnership's Annual Report on Form 10-K for year ended December 31, 1989.

(b)  Reports on Form 8-K:
     -------------------

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

                                   JONES PROGRAMMING PARTNERS 2-A, LTD.,
                                   a Colorado limited partnership
                                   By  Jones Entertainment Group, Ltd.,
                                       its General Partner


                                   By: /s/ Glenn R. Jones
                                       ________________________________________
                                       Glenn R. Jones
                                       Chairman of the Board and
Dated:    March 28, 1997               Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   By: /s/ Glenn R. Jones
                                       ________________________________________
                                       Glenn R. Jones
                                       Chairman of the Board
                                       and Chief Executive Officer
Dated:    March 28, 1997               (Principal Executive Officer)


                                   By: /s/ Steven W. Gampp
                                       ________________________________________
                                       Steven W. Gampp
                                       Vice President/Finance and Treasurer
Dated:    March 28, 1997               (Principal Financial Officer)


                                   By: /s/ Keith D. Thompson
                                       ________________________________________
                                       Keith D. Thompson
Dated:    March 28, 1997               Chief Accounting Officer
                                       (Principal Accounting Officer)


                                   By: /s/ Richard K. Rosenberg
                                       ________________________________________
                                       Richard K. Rosenberg
Dated:    March 28, 1997               Executive Vice President and
                                       Director


                                   By: /s/ Derek H. Burney
                                       ________________________________________
                                       Derek H. Burney
Dated:    March 28, 1997               Director


                                   By: /s/ Wilfred N. Cooper, Sr.
                                       ________________________________________
                                       Wilfred N. Cooper, Sr.
Dated:    March 28, 1997               Director

                                   By: /s/ J. Rodney Dyer
                                       ________________________________________
                                       J. Rodney Dyer
Dated:    March 28, 1997               Director


                                   By: /s/ David K. Zonker
                                       ________________________________________
                                       David K. Zonker
Dated:    March 28, 1997               Director