Form 10-Q
period 1997-03-31
JONES PROGRAMMING PARTNERS 2-A LTD
filed 1997-05-14
CIK 868610

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 1997.
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from          to         .
                              ----------  ---------

                         Commission File Number 0-20944


                     Jones Programming Partners 2-A, Ltd.
-------------------------------------------------------------------------------
                Exact name of registrant as specified in charter

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

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)
                            -----------------------


                                     INDEX
                                     -----

                                                                     Page
                                                                    Number
                                                                    ------

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Unaudited Statements of Financial Position as of
                March 31, 1997 and December 31, 1996                  3

              Unaudited Statements of Operations for the
                Three Months Ended March 31, 1997 and 1996            4

              Unaudited Statements of Cash Flows for the
                Three Months Ended March 31, 1997 and 1996            5

              Notes to Unaudited Financial Statements as of
                March 31, 1997                                      6-7

     Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations      8-11


PART II.  OTHER INFORMATION                                          12

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)
                            -----------------------

                   UNAUDITED STATEMENTS OF FINANCIAL POSITION
                   ------------------------------------------


                                                                              March 31,    December 31,
                               ASSETS                                           1997          1996
                               ------                                       ------------  -------------

CASH AND CASH EQUIVALENTS                                                    $   447,829    $   537,638

ACCOUNTS RECEIVABLE                                                               56,469         76,090

INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION,
  net of accumulated amortization of $3,471,856 and $3,466,616 as of
  March 31, 1997 and December 31, 1996, respectively (Note 3)                    559,395        564,635

NOTE RECEIVABLE FROM GENERAL PARTNER,
  net of unamortized discount of $3,801 and $14,207 as of
  March 31, 1997 and December 31, 1996, respectively                             385,365        374,959

OTHER ASSETS                                                                       1,726          2,285
                                                                             -----------    -----------

                     Total assets                                            $ 1,450,784    $ 1,555,607
                                                                             ===========    ===========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
              -------------------------------------------

LIABILITIES:
  Accounts payable to affiliates                                             $    56,182    $    29,106
  Accrued distributions to  partners                                             141,781        141,781
  Accrued liabilities                                                             23,975          7,705
                                                                             -----------    -----------
                     Total liabilities                                           221,938        178,592
                                                                             -----------    -----------

PARTNERS' CAPITAL (DEFICIT):
  General partner-
    Contributed capital                                                            1,000          1,000
    Distributions                                                                (26,177)       (24,759)
    Accumulated deficit                                                           (9,784)        (9,720)
                                                                             -----------    -----------

                     Total general partner's deficit                             (34,961)       (33,479)
                                                                             -----------    -----------

  Limited partners -
    Contributed capital, net of offering costs  (11,229 units outstanding
       as of March 31, 1997 and December 31, 1996)                             4,823,980      4,823,980
    Distributions                                                             (2,591,513)    (2,451,150)
    Accumulated deficit                                                         (968,660)      (962,336)
                                                                             -----------    -----------

                     Total limited partners' capital                           1,263,807      1,410,494
                                                                             -----------    -----------

                     Total partners' capital                                   1,228,846      1,377,015
                                                                             -----------    -----------

                     Total liabilities and partners' capital                 $ 1,450,784    $ 1,555,607
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

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)
                            -----------------------

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------


                                                  For the Three Months Ended
                                                            March 31,
                                                  --------------------------
                                                    1997              1996
                                                  --------          --------
GROSS REVENUES                                    $  5,661          $      -

COSTS AND EXPENSES:
  Costs of filmed entertainment                      5,240                 -
  Distribution fees and expenses                     2,453                 -
  Operating, general and administrative expenses    20,574             8,960
                                                  --------          --------

         Total costs and expenses                   28,267             8,960
                                                  --------          --------

OPERATING LOSS                                     (22,606)           (8,960)
                                                  --------          --------

OTHER INCOME (EXPENSE):
  Interest income                                   16,218            26,275
                                                  --------          --------

         Other income, net                          16,218            26,275
                                                  --------          --------

NET INCOME (LOSS)                                 $ (6,388)         $ 17,315
                                                  ========          ========

ALLOCATION OF NET INCOME (LOSS):
  General Partner                                 $    (64)         $    173
                                                  ========          ========

  Limited Partners                                $ (6,324)         $ 17,142
                                                  ========          ========

NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT    $   (.56)         $   1.53
                                                  ========          ========

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                     11,299            11,299
                                                  ========          ========




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

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)
                            -----------------------

                       UNAUDITED STATEMENTS OF CASH FLOWS
                       ----------------------------------


                                                         For the Three Months Ended
                                                                 March 31,
                                                        ----------------------------
                                                            1997           1996
                                                        -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                        $  (6,388)     $  17,315
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Amortization of filmed entertainment costs               5,240              -
      Amortization of discount                               (10,406)       (22,464)
      Net change in assets and liabilities:
        Decrease in accounts receivable                       19,621          8,424
        Decrease in other assets                                 559          1,666
        Increase in accrued liabilities                       16,270          1,500
        Increase in accounts payable to affiliates            27,076            348
                                                           ---------      ---------


          Net cash provided by operating activities           51,972          6,789
                                                           ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners                                 (141,781)      (141,781)
                                                           ---------      ---------

          Net cash used in financing activities             (141,781)      (141,781)
                                                           ---------      ---------

DECREASE IN CASH AND CASH EQUIVALENTS                        (89,809)      (134,992)

CASH AND CASH EQUIVALENTS, beginning of period               537,638        377,368
                                                           ---------      ---------

CASH AND CASH EQUIVALENTS, end of period                   $ 447,829      $ 242,376
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

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)
                            -----------------------

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


(1)  BASIS OF PRESENTATION
     ---------------------

     This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Statements of Financial Position and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Programming Partners 2-A, Ltd. (the "Partnership") as of March 31, 1997 and December 31, 1996 and its results of operations and its cash flows for the three month periods ended March 31, 1997 and 1996. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

(2)  TRANSACTIONS WITH AFFILIATED ENTITIES
     -------------------------------------

     The General Partner is entitled to reimbursement from the Partnership for its direct and indirect expenses allocable to the operations of the Partnership, which shall include, but not be limited to, rent, supplies, telephone, travel, legal expenses, accounting expenses, preparation and distribution of reports to investors and salaries of any full or part-time employees. Because the indirect expenses incurred by the General Partner on behalf of the Partnership are immaterial, the General Partner generally does not charge indirect expenses to the Partnership. The General Partner charged $13,664 and $6,429 to the Partnership for direct expenses for the three months ended March 31, 1997 and 1996, respectively.

(3)  INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION
     ----------------------------------------------

     "Charlton Heston Presents: The Bible"
      -----------------------------------

     In May 1992, the General Partner, on behalf of the Partnership, entered into an agreement with Agamemnon Films, an unaffiliated party, to produce four one-hour programs for television, entitled "Charlton Heston Presents:
     The Bible" (the "Bible Programs"). The production costs of the Bible Programs were approximately $2,370,000, which included a $240,000 production and overhead fee paid to the General Partner. In return for agreeing to fund these production costs, the Partnership acquired all rights to the Bible Programs in all markets and in all media in perpetuity. The Partnership subsequently assigned half of its ownership of the Bible Programs to an unaffiliated party for an investment of $1,000,000 toward the production costs for the Bible Programs. After consideration of the reimbursement, the Partnership's total investment in the Bible Programs is $1,369,764 and its net investment, after consideration of amortization, was $182,470 as of March 31, 1997. From inception to March 31, 1997, the Partnership had recognized $1,300,181 of gross revenue from this film, of which $534,049 has been retained by the distributors of the film for their fees and marketing costs and $710,444 has been received by the Partnership as of March 31, 1997. Of the remaining $55,688, $53,260 was received in April 1997 and $2,428 was received in May 1997. The Partnership plans to recover its remaining investment in this film from net revenues generated from domestic and international home video markets.

     "The Whipping Boy"
      ----------------

     In August 1993, the Partnership acquired the film rights to the Newbury Award-winning book "The Whipping Boy." "The Whipping Boy" was produced as a two hour telefilm which premiered in the North American television market on The Disney Channel. The film's final cost was approximately $4,100,000. As of March 31, 1997, the Partnership had invested $2,661,487 in the film, which included a $468,000 production and overhead fee paid to the General Partner. The film was co-produced by the General Partner and Gemini Films, a German company. The completed picture was delivered to The Disney Channel in the second quarter of 1994. The Partnership's net investment in the film, after consideration of amortization, was $376,925 as of March 31, 1997. From inception to March 31, 1997, the Partnership has recognized $2,242,247 of gross revenue from this film, of which $2,100,000 represents the initial license fee from The Disney Channel that was used to finance the film's production. Of the remaining $142,247, $8,350 has been retained by the distributors of the film for their fees and marketing costs and $133,116 has been received by the Partnership as of March 31, 1997. The remaining $781 was received by the Partnership in May 1997. The Partnership plans to recover its remaining investment in this film from net revenues generated from domestic and international home video and television markets.

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

                              FINANCIAL CONDITION
                              -------------------


Liquidity and Capital Resources
-------------------------------

The Partnership's principal sources of liquidity are cash on hand, amounts to be received from the General Partner in payment of the promissory notes discussed below and amounts received from the domestic and international distribution of its programming. As of March 31, 1997, the Partnership had $447,829 in cash.
It is not anticipated that the Partnership will invest in any additional programming projects, but instead will focus on the distribution of its existing programming projects. The Partnership had outstanding amounts receivable totaling $56,469 as of March 31, 1997. Of these amounts, $53,260 were received by the Partnership in April 1997 and $3,209 were received in May 1997.

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

For the three months ended March 31, 1997, the Partnership declared distributions to partners totaling $141,781, which will be paid in May 1997. These distributions will be made using cash on hand, interest income, proceeds received from the sale of "Household Saints" and cash provided by operating activities. Distributions are expected to continue through 1997, although no determination has been made regarding any specific level of distributions.

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

The Partnership and JDFC granted the General Partner the exclusive rights to distribute the Bible Programs. To accomplish this, the General Partner, on its own behalf, and GoodTimes entered into an agreement to form J/G Distribution Company to distribute the Bible Programs. J/G Distribution Company was formed in June 1992 and the Partnership granted it the sole and exclusive right to exhibit and distribute, and to license others to exhibit and distribute, the Bible Programs in all markets, all languages, and all media in perpetuity. J/G Distribution Company holds the copyright for the benefit of the Partnership (50 percent interest) and GoodTimes (50 percent interest). J/G Distribution Company is currently distributing the Bible Programs in the retail home video market. As of March 31, 1997, gross sales made by J/G Distribution Company totaled $2,100,195, of which $1,050,098 has been retained by J/G Distribution Company for its fees and marketing costs, with the remaining $1,050,097 belonging 50 percent to the Partnership and 50 percent to GoodTimes. Additionally, $250,000 was received directly by the Partnership as its share of the initial license fee from A&E. As of March 31, 1997, the Partnership had received both $469,360 from J/G Distribution and the $250,000 from A&E. Of the remaining $55,688 due from J/G Distribution, $53,260 was received in April 1997 and $2,428 was received in May 1997.

In 1994, J/G Distribution Company and Jones Interactive, Inc. ("JII"), an affiliate of the General Partner, entered into an agreement to produce a CD-ROM version of the Bible Programs. No Partnership funds were utilized in the production of the CD-ROM version; however, after production costs, distribution fees and costs associated with distribution are recovered, five percent of net revenues (as defined in the agreement) will flow to the Partnership. Revenue proceeds to be received by the Partnership under this agreement, if any, are not anticipated to be significant. The production was done on two separate discs, one for the New Testament, which was completed in the third quarter of 1995, and a second disc for the Old Testament, which was completed in the first quarter of 1996. The CD-ROM version is being distributed in the United States and Canada by affiliates of J/G Distribution Company.

The Partnership plans to recover its remaining net investment in the Bible Programs of $182,470 from net revenues generated from domestic and international home video markets.

"The Whipping Boy"
 ----------------

In August 1993, the Partnership acquired the film rights to the Newbury Award-winning book "The Whipping Boy." The project was co-developed by the Partnership and The Disney Channel and produced by the General Partner and German and French co-production partners. The completed telefilm was delivered to The Disney Channel in the second quarter of 1994 and premiered in the North American television market in July 1994. As of March 31, 1997, the Partnership had invested $2,661,487 in the film, which included a $468,000 production and overhead fee payable to the General Partner. The Partnership has received approximately $2,100,000 from The Disney Channel for licensing certain rights to the film to The Disney Channel.

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

In March 1995, the General Partner, on behalf of the Partnership, entered into an agreement with an unaffiliated party granting rights to distribute "The Whipping Boy" in the non-theatrical domestic markets. Non-theatrical markets include 16mm sales and rentals, in-flight, oil rigs, ships at sea, military installations, libraries, restaurants, hotels, motels or other institutional or commercial enterprises. As of March 31, 1997, gross sales made under this agreement totaled $35,220, of which $8,325 was retained by the distributor for its fees and $26,895 was received by the Partnership.

In May 1995, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party granting rights to distribute "The Whipping Boy" in the domestic home video market for a period not to exceed five years. As of March 31, 1997, net sales earned and received by the Partnership under this agreement totaled $105,522.

The General Partner and Gemini Films selected Canal Plus Distribution as the company that will distribute and exploit the movie outside of North America. Canal Plus Distribution will earn distribution fees of 15 percent of the film's gross receipts outside of North America, and it will be reimbursed for its expenses capped at 10 percent of the film's gross receipts outside of North America (excluding dubbing costs). Canal Plus Distribution will be responsible for accounting and remitting to Gemini Films the net revenues from the film's distribution in all markets and in all media outside of North America. Gemini Films will be responsible for forwarding the Partnership's share of such revenues within 10 days of receipt of such funds from Canal Plus.

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

The Partnership plans to recover its remaining net investment in this film of $376,925 primarily from net revenues generated from international and domestic home video and television distribution.

                             RESULTS OF OPERATIONS
                             ---------------------

Revenues of the Partnership increased $5,661, from $0 to $5,661 for the three months ended March 31, 1996 and 1997, respectively. This increase was the result of an overall increase in international and domestic sales of the Partnership's programming. Revenue from the distribution of the Bible Programs increased $4,855, from $0 to $4,855 for the three months ended March 31, 1996 and 1997, respectively. In addition, revenue from the distribution of "The Whipping Boy" increased $806, from $0 to $806 for the three months ended March 31, 1996 and 1997, respectively.

Filmed entertainment costs increased $5,240, from $0 to $5,240 for the three months ended March 31, 1996 and 1997, respectively. This increase was the result of increased revenues from the Partnership's programming as discussed above. Filmed entertainment costs are amortized over the life of the film in the ratio that current gross revenues bear to anticipated total gross revenues.

Distribution fees and expenses increased $2,453, from $0 to $2,453 for the three months ended March 31, 1996 and 1997, respectively. This increase was the result of increased revenues from the Partnership's programming as discussed above. Distribution fees and expenses relate to the compensation due and costs incurred by unaffilliated parties in selling the Partnership's programming in the domestic and international markets. The timing and amount of distribution fees and expenses vary depending upon the individual market in which programming is distributed.

Operating, general and administrative expenses increased $11,614, from $8,960 to $20,574 for the three months ended March 31, 1996 and 1997, respectively. This increase was due primarily to an increase in consulting fees paid relating to revenue projections compiled for the Partnership's films as well as increased direct costs allocable to the operations of the Partnership that were charged to the Partnership by the General Partner in 1997 as compared to 1996. The increase in direct costs allocable to the Partnership's operations resulted mainly from the increased involvement of General Partner personnel required to properly administer the second cycle distribution of the Partnership's programming.

Interest income decreased $10,057, from $26,275 to $16,218 for the three months ended March 31, 1996 and 1997, respectively. This decrease in interest income was due primarily to a $12,058 decrease in interest income recognized during the first quarter of 1997 as compared to the similar period in 1996 relating to the amortization of the discount on the promissory notes received from the General Partner as part of the June 1995 sale of the film "Household Saints." This decrease was partially offset by higher levels of invested cash balances in the three months ended March 31, 1997 as compared to the same period in 1996.

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

                                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                                      BY: JONES ENTERTAINMENT GROUP, LTD.
                                          General Partner



                                      By: /s/ Steven W. Gampp
                                          ------------------------------------
                                          Steven W. Gampp
                                          Vice President/Finance and Treasurer
                                          (Principal Financial Officer)

Dated:  May 14, 1997