Form 10-Q
period 1997-06-30
JONES PROGRAMMING PARTNERS 2-A LTD
filed 1997-08-13
CIK 868610

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the quarterly period ended June 30, 1997.
                               -------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                   to                   .
                               -----------------    ------------------

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


                                     INDEX
                                     -----

                                                                          Page
                                                                         Number
                                                                         ------

PART I.  FINANCIAL INFORMATION

       Item 1.  Financial Statements

                Unaudited Statements of Financial Position as of
                  June 30, 1997 and December 31, 1996                         3

                Unaudited Statements of Operations for the
                  Three and Six Months Ended June 30, 1997 and 1996           4

                Unaudited Statements of Cash Flows for the
                  Six Months Ended June 30, 1997 and 1996                     5

                Notes to Unaudited Financial Statements as of
                  June 30, 1997                                             6-7

       Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations            8-11


PART II.  OTHER INFORMATION                                                  12

                     JONES PROGRAMMING PARTNERS 2-A, LTD.
                     ------------------------------------
                            (A Limited Partnership)

                  UNAUDITED STATEMENTS OF FINANCIAL POSITION
                  ------------------------------------------


                                                                    June 30,     December 31,
ASSETS                                                                1997           1996
------                                                            -------------  ------------
CASH AND CASH EQUIVALENTS                                          $   764,799   $   537,638

ACCOUNTS RECEIVABLE                                                          -        76,090

INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION,
  net of accumulated amortization of $3,571,501 and $3,466,616
  as of June 30, 1997 and December 31, 1996, respectively              459,750       564,635

NOTE RECEIVABLE FROM GENERAL PARTNER,
  net of unamortized discount of $0 and $14,207 as of
  June 30, 1997 and December 31, 1996, respectively                          -       374,959

OTHER ASSETS                                                             1,101         2,285
                                                                   -----------   -----------

         Total assets                                              $ 1,225,650   $ 1,555,607
                                                                   ===========   ===========

     LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
     -------------------------------------------

LIABILITIES:
  Accounts payable to affiliates                                   $    13,841   $    29,106
  Accrued distributions to  partners                                   141,781       141,781
  Accrued liabilities                                                    4,045         7,705
                                                                   -----------   -----------
         Total liabilities                                             159,667       178,592
                                                                   -----------   -----------

PARTNERS' CAPITAL (DEFICIT):
  General partner-
    Contributed capital                                                  1,000         1,000
    Distributions                                                      (27,595)      (24,759)
    Accumulated deficit                                                 (9,995)       (9,720)
                                                                   -----------   -----------

         Total general partner's deficit                               (36,590)      (33,479)
                                                                   -----------   -----------

  Limited partners -
    Contributed capital, net of offering costs  (11,229 units
    outstanding as of June 30, 1997 and December 31, 1996)           4,823,980     4,823,980
    Distributions                                                   (2,731,876)   (2,451,150)
    Accumulated deficit                                               (989,531)     (962,336)
                                                                   -----------   -----------

         Total limited partners' capital                             1,102,573     1,410,494
                                                                   -----------   -----------

         Total partners' capital                                     1,065,983     1,377,015
                                                                   -----------   -----------

         Total liabilities and partners' capital                   $ 1,225,650   $ 1,555,607
                                                                   ===========   ===========

         The accompanying notes to the unaudited financial statements are an integral part of these unaudited financial statements.

                     JONES PROGRAMMING PARTNERS 2-A, LTD.
                     ------------------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF OPERATIONS
                      ----------------------------------


                                                                   For the Three Months Ended   For the Six Months Ended
                                                                             June 30,                  June 30,
                                                                   ---------------------------  ----------------------
                                                                       1997          1996          1997        1996
                                                                   ------------  ------------  ------------  ---------
GROSS REVENUES                                                        $101,757      $161,081      $107,418   $161,081

COSTS AND EXPENSES:
  Costs of filmed entertainment                                         99,645       131,628       104,885    131,628
  Distribution fees and expenses                                        12,162        34,072        14,615     34,072
  Operating, general and administrative expenses                        19,089         4,851        39,663     13,811
                                                                      --------      --------      --------   --------

         Total costs and expenses                                      130,896       170,551       159,163    179,511
                                                                      --------      --------      --------   --------

OPERATING LOSS                                                         (29,139)       (9,470)      (51,745)   (18,430)
                                                                      --------      --------      --------   --------

OTHER INCOME (EXPENSE):
  Interest income                                                        8,057        25,725        24,275     52,000
                                                                      --------      --------      --------   --------

         Other income, net                                               8,057        25,725        24,275     52,000
                                                                      --------      --------      --------   --------

NET INCOME (LOSS)                                                     $(21,082)     $ 16,255      $(27,470)  $ 33,570
                                                                      ========      ========      ========   ========

ALLOCATION OF NET INCOME (LOSS):
  General partner                                                     $   (211)     $    163      $   (275)  $    336
                                                                      ========      ========      ========   ========

  Limited partners                                                    $(20,871)     $ 16,092      $(27,195)  $ 33,234
                                                                      ========      ========      ========   ========
NET INCOME (LOSS) PER LIMITED
   PARTNERSHIP UNIT                                                     $(1.86)        $1.43        $(2.42)     $2.96
                                                                      ========      ========      ========   ========

WEIGHTED AVERAGE NUMBER OF LIMITED
   PARTNERSHIP UNITS OUTSTANDING                                        11,229        11,229        11,229     11,229
                                                                      ========      ========      ========   ========




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

                     JONES PROGRAMMING PARTNERS 2-A, LTD.
                     -------------------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF CASH FLOWS
                      ----------------------------------

                                                                For the Six Months Ended
                                                                        June 30,
                                                                ------------------------
                                                                     1997        1996
                                                                -----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                $ (27,470)  $  33,570
 Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
   Amortization of filmed entertainment costs                       104,885     131,628
   Amortization of discount                                         (14,207)    (45,551)
   Net change in assets and liabilities:
    Decrease (increase) in accounts receivable                       76,090     (53,922)
    Decrease in other assets                                          1,184         815
    Increase (decrease) in accounts payable to affiliates           (15,265)     10,950
    Decrease in accrued liabilities                                  (3,660)     (3,000)
                                                                  ---------   ---------

     Net cash provided by operating activities                      121,557      74,490
                                                                  ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from payment of note receivable from General Partner      389,166     500,000
                                                                  ---------   ---------

     Net cash provided by investing activities                      389,166     500,000
                                                                  ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Distributions to partners                                         (283,562)   (283,562)
                                                                  ---------   ---------

     Net cash used in financing activities                         (283,562)   (283,562)
                                                                  ---------   ---------

INCREASE IN CASH AND CASH EQUIVALENTS                               227,161     290,928

CASH AND CASH EQUIVALENTS, beginning of period                      537,638     377,368
                                                                  ---------   ---------

CASH AND CASH EQUIVALENTS, end of period                          $ 764,799   $ 668,296
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

                     JONES PROGRAMMING PARTNERS 2-A, LTD.
                     ------------------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


(1)  BASIS OF PRESENTATION
     ---------------------

     This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Statements of Financial Position and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Programming Partners 2-A, Ltd. (the "Partnership") as of June 30, 1997 and December 31, 1996 and its results of operations and its cash flows for the three and six month periods ended June 30, 1997 and 1996. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

(2)  TRANSACTIONS WITH AFFILIATED ENTITIES
     -------------------------------------

     The General Partner is entitled to reimbursement from the Partnership for its direct and indirect expenses allocable to the operations of the Partnership, which shall include, but not be limited to, rent, supplies, telephone, travel, legal expenses, accounting expenses, preparation and distribution of reports to investors and salaries of any full or part-time employees. Because the indirect expenses incurred by the General Partner on behalf of the Partnership are immaterial, the General Partner generally does not charge indirect charges to the Partnership. The General Partner charged $13,160 and $2,715 to the Partnership for direct expenses for the three months ended June 30, 1997 and 1996, respectively. For the six month periods ended June 30, 1997 and 1996, $26,824 and $9,144, respectively, of direct expenses were charged to the Partnership.

(3)  INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION
     ----------------------------------------------

     "Charlton Heston Presents: The Bible"
     -----------------------------------

     In May 1992, the General Partner, on behalf of the Partnership, entered into an agreement with Agamemnon Films, an unaffiliated party, to produce four one-hour programs for television, entitled "Charlton Heston Presents:
     The Bible" (the "Bible Programs"). The production costs of the Bible Programs were approximately $2,370,000, which included a $240,000 production and overhead fee paid to the General Partner. In return for agreeing to fund these production costs, the Partnership acquired all rights to the Bible Programs in all markets and in all media in perpetuity. The Partnership subsequently assigned half of its ownership of the Bible Programs to an unaffiliated party for an investment of $1,000,000 toward the production costs for the Bible Programs. After consideration of the reimbursement, the Partnership's total investment in the Bible Programs was $1,369,764 and its net investment, after consideration of amortization, was $160,257 as of June 30, 1997. From inception to June 30, 1997, the Partnership has recognized $1,324,506 of gross revenue from this film, of which $546,211 has been retained by the distributors of the film for their fees and marketing costs and the remaining $778,295 has been received by the Partnership as of June 30, 1997. The Partnership plans to recover its remaining investment in this film from net revenues generated from domestic and international home video markets or from sale of the Partnership's interests in the film to an unaffiliated third party.

     "The Whipping Boy"
     ----------------

     In August 1993, the Partnership acquired the rights to the Newbury Award-winning book "The Whipping Boy." "The Whipping Boy" was produced as a two-hour telefilm which premiered in the North American television market on The Disney Channel. The film's final cost was approximately $4,100,000. As of June 30, 1997, the Partnership had invested $2,661,487 in the film, which included a $468,000 production and overhead fee paid to the General Partner. The film was co-produced by the General Partner and Gemini Films, a German company. The completed picture was delivered to The Disney Channel in the second quarter of 1994. The Partnership's net investment in the film, after consideration of amortization, was $299,493 as of June 30, 1997. From inception to June 30, 1997, the Partnership has recognized $2,319,679 of gross revenue from this film, of which $2,100,000 represents the initial license fee from The Disney Channel that was used to finance the film's production. Of the remaining $219,679, $8,325 has been retained by the distributors of the film for their fees and marketing costs and the remaining $211,354 has been received by the Partnership as of June 30, 1997. The Partnership plans to recover its remaining investment in this film from net revenues generated from domestic and international home video and television markets or from sale of the Partnership's interests in the film to an unaffiliated third party.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

                              FINANCIAL CONDITION
                              -------------------


Liquidity and Capital Resources
-------------------------------

The Partnership's principal sources of liquidity are cash on hand, amounts to be received from the General Partner in payment of the promissory notes discussed below and amounts received from the domestic and international distribution of the its programming. As of June 30, 1997, the Partnership had $764,799 in cash. The Partnership will not invest in any additional programming projects, but instead will focus on the distribution or sale of its existing programming projects. The Partnership had no outstanding amounts receivable as of June 30, 1997.

On June 30, 1995, the Partnership sold its interest in the film "Household Saints" to the General Partner for $1,389,166. The purchase price was paid $500,000 in cash at closing, $500,000 in the form of a non-interest bearing promissory note which was paid in full on June 30, 1996 and $389,166 in the form of a non-interest bearing promissory note which was paid in full on June 30, 1997. The sale proceeds from "Household Saints" will contribute to the liquidity and capital resources of the Partnership, helping enable the Partnership to fund its operating needs and distributions to the limited partners through 1997.

For the six months ended June 30, 1997, the Partnership declared distributions to partners totaling $283,562, of which $141,781 was paid in May 1997 with the remaining $141,781 to be paid in August 1997. These distributions are made using cash on hand, interest income, proceeds received from the sale of "Household Saints" and cash provided by operating activities. Distributions are expected to continue through 1997, although no determination has been made regarding any specific level of distributions.

The General Partner, on behalf of the Partnership, will continue to manage and arrange for the second cycle distribution of the Partnership's programming in remaining unexploited territories and markets. In addition, the General Partner, on behalf of the Partnership, engaged an independent public accounting firm during 1996 for purposes of performing distribution audits of the major distributors of the Partnership's programming. The purpose of these audits is to identify and facilitate payment of any excess film proceeds improperly retained by the distributors that belong to the Partnership. Based on the preliminary results of these audits, it is anticipated that revenue proceeds identified and collected by the Partnership in conjunction with these audits in 1997 will not be material. There can also be no assurance that the continued second cycle distribution of the Partnership's programming will generate significant revenue for the Partnership.

The General Partner, on behalf of the Partnership, is currently engaged in efforts to sell the Partnership's interests in its programming projects to one or more unaffiliated third parties. In preparation for arranging the future sale of the Partnership's programming, the General Partner engaged three independent consulting firms in late 1996 and early 1997 for purposes of obtaining informal appraisals of the programming projects' estimated net realizable value, which are based on an estimate of anticipated revenues remaining over the life of the films from international and domestic distribution. These estimates of value will be used by the General Partner in negotiating a definitive sales agreement with one or more unaffiliated third parties. There can be no assurance that the ultimate negotiated sales price of the programming projects will be at least equal to the films' estimated fair market value based on the three estimates obtained. Any sale of all or substantially all of the Partnership's assets will be subject to the approval of the Partnership's limited partners prior to closing of the sale.

The General Partner cannot predict at this time when or at what price the Partnership's interests in its programming projects ultimately will be sold. However, any direct costs incurred by the General Partner on behalf of the Partnership in soliciting and arranging for the sale of the Partnership's programming projects will be charged to the Partnership. It is anticipated that proceeds from the sale of the Partnership's interests in its programming will be distributed to the partners in the future when the Partnership's interests in the programming are sold. Based on the independent estimates of value obtained for the Partnership's programming projects, it now appears likely that the distributions of the proceeds from the sale of the Partnership's programming projects together with all prior distributions paid to the limited partners will not be sufficient to return to the limited partners 100% of their initial capital contribution made to the Partnership.

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

The Partnership and JDFC granted the General Partner the exclusive rights to distribute the Bible Programs. To accomplish this, the General Partner, on its own behalf, and GoodTimes entered into an agreement to form J/G Distribution Company to distribute the Bible Programs. J/G Distribution Company was formed in June 1992 and the Partnership granted it the sole and exclusive right to exhibit and distribute, and to license others to exhibit and distribute, the Bible Programs in all markets, all languages, and all media in perpetuity. J/G Distribution Company holds the copyright for the benefit of the Partnership (50 percent interest) and GoodTimes (50 percent interest). J/G Distribution Company is currently distributing the Bible Programs in the retail home video market. As of June 30, 1997, gross sales made by J/G Distribution Company totaled $2,148,844, of which $1,074,422 has been retained by J/G Distribution Company for its fees and marketing costs, with the remaining $1,074,422 belonging 50 percent to the Partnership and 50 percent to GoodTimes. Additionally, $250,000 was received directly by the Partnership as its share of the initial license fee from A&E. As of June 30, 1997, the Partnership had received both the $537,211 from J/G Distribution and the $250,000 from A&E.

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

The Partnership plans to recover its remaining net investment in the Bible Programs of $160,257 from net revenues generated from domestic and international home video markets or from sale of the Partnership's interests in the film to an unaffiliated third party.

"The Whipping Boy"
 ----------------

In August 1993, the Partnership acquired the rights to the Newbury Award-winning book "The Whipping Boy." The project was co-developed by the Partnership and The Disney Channel and produced by the General Partner and German and French co-production partners. The completed telefilm was delivered to The Disney Channel in the second quarter of 1994 and premiered in the North American television market in July 1994. As of June 30, 1997, the Partnership had invested $2,661,487 in the film, which included a $468,000 production and overhead fee payable to the General Partner.

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

In March 1995, the General Partner, on behalf of the Partnership, entered into an agreement with an unaffiliated party granting rights to distribute "The Whipping Boy" in the non-theatrical domestic markets. Non-theatrical markets include 16mm sales and rentals, in-flight, oil rigs, ships at sea, military installations, libraries, restaurants, hotels, motels or other institutional or commercial enterprises. As of June 30, 1997, gross sales made under this agreement totaled $33,298, of which $8,325 was retained by the distributor for its fees and the remaining $24,973 was received by the Partnership.

In May 1995, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party granting rights to distribute "The Whipping Boy" in the domestic home video market for a period not to exceed five years. As of June 30, 1997, net sales earned and received by the Partnership under this agreement totaled $182,954.

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

The Partnership plans to recover its remaining net investment in this film of $299,493 primarily from net revenues generated from international and domestic home video and television distribution or from sale of the Partnership's interests in the film to an unaffiliated third party.

                             RESULTS OF OPERATIONS
                             ---------------------

Revenues of the Partnership decreased $59,324, from $161,081 to $101,757 for the three months ended June 30, 1996 and 1997, respectively, and decreased $53,663, from $161,081 to $107,418 for the six months ended June 30, 1996 and 1997, respectively. These decreases were primarily the result of decreased domestic home video and non-theatrical sales of "The Whipping Boy" during 1997, which totaled $78,238 for the six months ended June 30, 1997 as compared to $101,259 for the same period in 1996. In addition, sales of "Charlton Heston Presents:
The Bible" (the "Bible Programs") decreased $30,642 , from $59,822 to $29,180 for the six months ended June 30, 1996 and 1997, respectively.

Filmed entertainment costs decreased $31,983, from $131,628 to $99,645 for the three months ended June 30, 1996 and 1997, respectively, and decreased $26,743, from $131,628 to $104,885 for the six months ended June 30, 1996 and 1997, respectively. These decreases were mainly due to decreased revenues from the Partnership's programming as discussed above. Filmed entertainment costs are amortized over the life of the film in the ratio that current gross revenues bear to anticipated total gross revenues.

Distribution fees and expenses decreased $21,910, from $34,072 to $12,162 for the three months ended June 30, 1996 and 1997, respectively, and decreased $19,457, from $34,072 to $14,615 for the six months ended June 30, 1996 and 1997, respectively. These decreases were primarily the result of decreased home video sales of the "Bible Programs" under the Partnership's distribution agreement with J/G Distribution Company. Distribution fees and expenses relate to the compensation due and costs incurred by unaffiliated parties in selling the Partnership's programming in the domestic and international markets. The timing and amount of distribution fees and expenses vary depending upon the individual market in which programming is distributed.

Operating, general and administrative expenses increased $14,238, from $4,851 to $19,089 for the three months ended June 30, 1996 and 1997, respectively, and increased $25,852, from $13,811 to $39,663 to for the six months ended June 30, 1996 and 1997, respectively. These increases were primarily due to an increase in consulting fees paid relating to revenue projections compiled for the Partnership's films as well as increased direct costs allocable to the operations of the Partnership that were charged to the Partnership by the General Partner in 1997 as compared to 1996. The increase in direct costs allocable to the Partnership's operations resulted mainly from the increased involvement of General Partner personnel required to properly administer the second cycle distribution of the Partnership's programming.

Interest income decreased $17,668, from $25,725 to $8,057 for the three months ended June 30, 1996 and 1997, respectively, and decreased $27,725, from $52,000 to $24,275 for the six months ended June 30, 1996 and 1997, respectively. These decreases in interest income were due primarily to a $31,344 decrease in interest income recognized during the six months ended June 30, 1997 as compared to the similar period in 1996 relating to the amortization of the discount on the promissory notes received from the General Partner as part of the June 1995 sale of the film "Household Saints." This decrease was partially offset by higher levels of invested cash balances existing during the six months ended June 30, 1997 as compared to the same period in 1996.

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

Dated:  August 13, 1997