Form 10-Q
period 1997-09-30
JONES PROGRAMMING PARTNERS 2-A LTD
filed 1997-11-14
CIK 868610

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark One)

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended    September 30, 1997.
                              -----------------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________  to ____________.


                         Commission File Number 0-20944




                     Jones Programming Partners 2-A, Ltd.
------------------------------------------------------------------------------
                Exact name of registrant as specified in charter


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



                                (303) 792-3111
                      -----------------------------------
                         Registrant's telephone number



Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes    X              No
     -------              ------

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                      ------------------------------------



                                     INDEX
                                     -----



                                                                           Page
                                                                          Number
                                                                          ------


PART I.  FINANCIAL INFORMATION


     Item 1.  Financial Statements


              Unaudited Statements of Financial Position as of
               September 30, 1997 and December 31, 1996                     3

              Unaudited Statements of Operations for the
               Three and Nine Months Ended September 30, 1997 and 1996      4

              Unaudited Statements of Cash Flows for the
               Nine Months Ended September 30, 1997 and 1996                5

              Notes to Unaudited Financial Statements as of
               September 30, 1997                                         6-7

     Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations             8-12


PART II.  OTHER INFORMATION                                                13

                      JONES PROGRAMMING PARTNERS 2-A. LTD.
                      ------------------------------------
                             (A Limited Partnership)

                   UNAUDITED STATEMENTS OF FINANCIAL POSITION
                   ------------------------------------------

                                                                           September 30,                 December 31,
                         ASSETS                                                1997                          1996
                         ------                                         -------------------           -------------------

CASH AND CASH EQUIVALENTS                                                        $ 609,126                     $ 537,638

ACCOUNTS RECEIVABLE                                                                 71,413                        76,090

INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION,
     net of accumulated amortization of $3,648,360 and $3,466,616
     as of September 30, 1997 and December 31, 1996, respectively                  382,891                       564,635

NOTE RECEIVABLE FROM GENERAL PARTNER,
     net of unamortized discount of $0 and $14,207 as of
     September 30, 1997 and December 31, 1996, respectively                              -                       374,959

OTHER ASSETS                                                                         2,560                         2,285
                                                                               ------------                  -----------

                     Total assets                                              $ 1,065,990                   $ 1,555,607
                                                                               ============                  ===========

               LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
               ------------------------------------------

LIABILITIES:
     Accounts payable to affiliates                                               $ 15,970                      $ 29,106
     Accrued distribution to partners                                              141,781                       141,781
     Accrued liabilites                                                              3,308                         7,705
                                                                               ------------                  -----------
                     Total liabilites                                              161,059                       178,592
                                                                               ------------                  -----------

PARTNERS' CAPITAL (DEFICIT):
     General partner-
        Contributed capital                                                          1,000                         1,000
        Distributions                                                              (29,014)                      (24,759)
        Accumulated deficit                                                        (10,187)                       (9,720)
                                                                               ------------                  -----------

                     Total general partner's deficit                               (38,201)                      (33,479)
                                                                               ------------                  -----------

     Limited partners-
        Contributed capital, net of offering costs (11,229 units
          outstanding as of September 30, 1997 and December 31, 1996)            4,823,980                     4,823,980
        Distributions                                                           (2,872,238)                   (2,451,150)
        Accumulated deficit                                                     (1,008,610)                     (962,336)
                                                                               ------------                  -----------

                     Total limited partners' capital                               943,132                     1,410,494
                                                                               ------------                  -----------

                     Total partners' capital                                       904,931                     1,377,015
                                                                               ------------                  -----------

                     Total liabilities and partners' capital                   $ 1,065,990                   $ 1,555,607
                                                                               ============                  ===========

 The accompanying notes to the unaudited financial statements are an integral part of these unaudited financial statements.

                      JONES PROGRAMMING PARTNERS 2-A. LTD.
                      ------------------------------------
                             (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------

                                                            For the Three Months Ended              For the Nine Months Ended
                                                                  September 30,                           September 30,
                                                        ----------------------------------      ----------------------------------
                                                             1997               1996                 1997               1996
                                                        ---------------    ---------------      ---------------    ---------------

GROSS REVENUES                                                $ 77,268           $ 39,445            $ 184,686          $ 200,526

COSTS AND EXPENSES:
     Costs of filmed entertainment                              76,859             35,192              181,744            166,820
     Distribution fees and expenses                              3,156             18,367               17,771             52,439
     Operating, general and administrative expenses             24,502              7,243               64,165             21,054
                                                               -------            -------             --------            -------

              Total costs and expenses                         104,517             60,802              263,680            240,313
                                                               -------            -------             --------            -------

OPERATING LOSS                                                 (27,249)           (21,357)             (78,994)           (39,787)
                                                               -------            -------             --------            -------

OTHER INCOME:
     Interest income                                             7,978             18,511               32,253             70,511
                                                               -------            -------             --------            -------

              Other income, net                                  7,978             18,511               32,253             70,511
                                                               -------            -------             --------            -------

NET INCOME (LOSS)                                            $ (19,271)          $ (2,846)           $ (46,741)          $ 30,724
                                                             ==========          =========           ==========          ========

ALLOCATION OF NET INCOME (LOSS):
     General partner                                         $    (193)          $    (29)           $    (467)          $    307
                                                             ==========          =========           ==========          ========

     Limited partners                                        $ (19,078)          $ (2,817)           $ (46,274)          $ 30,417
                                                             ==========          =========           ==========          ========

NET INCOME (LOSS PER LIMITED
     PARTNERSHIP UNIT                                        $   (1.70)          $  (0.25)           $   (4.12)          $   2.71
                                                             ==========          =========           ==========          ========

WEIGHTED AVERAGE NUMBER OF LIMITED
     PARTNERSHIP UNITS OUTSTANDING                           $  11,229           $ 11,229            $  11,229           $ 11,229
                                                             ==========          =========           ==========          ========

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

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                      ------------------------------------
                             (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS
                       ----------------------------------

                                                                                  For the Nine Months Ended
                                                                                        September 30,
                                                                           ----------------------------------------
                                                                                1997                    1996
                                                                           ---------------        -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                            $ (46,741)                $ 30,724
   Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
        Amortization of filmed entertainment costs                                181,744                  166,820
        Amortization of discount                                                  (14,207)                 (55,403)
        Net change in assets and liabilities:
           Decrease in accounts receivable                                          4,677                   43,592
           Increase in other assets                                                  (275)                  (4,036)
           Increase (decrease) in accounts payable to affiliates                  (13,136)                  17,003
           Decrease in accrued liabilities                                         (4,397)                    (492)
                                                                                 ---------                 -------

                       Net cash provided by operating activities                  107,665                  198,208
                                                                                 ---------                 -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from payment of note receivable from General Partner                  389,166                  500,000
                                                                                 ---------                 -------

                       Net cash provided by investing activities                  389,166                  500,000
                                                                                 ---------                 -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to partners                                                     (425,343)                (425,343)
                                                                                 ---------                 -------

                       Net cash used in financing activities                     (425,343)                (425,343)
                                                                                 ---------                 -------

INCREASE IN CASH AND CASH EQUIVALENTS                                              71,488                  272,865

CASH AND CASH EQUIVALENTS, beginning of period                                    537,638                  377,368
                                                                                 ---------                 -------

CASH AND CASH EQUIVALENTS, end of period                                        $ 609,126                $ 650,233
                                                                                 =========                ========

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

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)



                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------



(1)  BASIS OF PRESENTATION
     ---------------------


     This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Statements of Financial Position and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Programming Partners 2-A, Ltd. (the "Partnership") as of September 30, 1997 and December 31, 1996 and its results of operations and its cash flows for the three and nine month periods ended September 30, 1997 and 1996. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.


(2)  TRANSACTIONS WITH AFFILIATED ENTITIES
     -------------------------------------

     The General Partner is entitled to reimbursement from the Partnership for its direct and indirect expenses allocable to the operations of the Partnership, which shall include, but not be limited to, rent, supplies, telephone, travel, legal expenses, accounting expenses, preparation and distribution of reports to investors and salaries of any full or part-time employees. Because the indirect expenses incurred by the General Partner on behalf of the Partnership are immaterial, the General Partner generally does not charge indirect expenses to the Partnership. The General Partner charged $14,860 and $1,498 to the Partnership for direct expenses for the three months ended September 30, 1997 and 1996, respectively. For the nine month periods ended September 30, 1997 and 1996, $41,684 and $10,642, respectively, of direct expenses were charged to the Partnership.


(3)  INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION
     ----------------------------------------------

     "Charlton Heston Presents: The Bible"
      -----------------------------------

     In May 1992, the General Partner, on behalf of the Partnership, entered into an agreement with Agamemnon Films, an unaffiliated party, to produce four one-hour programs for television, entitled "Charlton Heston Presents:
     The Bible" (the "Bible Programs"). The production costs of the Bible Programs were approximately $2,370,000, which included a $240,000 production and overhead fee paid to the General Partner. In return for agreeing to fund these production costs, the Partnership acquired all rights to the Bible Programs in all markets and in all media in perpetuity. The Partnership subsequently assigned half of its ownership of the Bible Programs to an unaffiliated party for an investment of $1,000,000 toward the production costs for the Bible Programs. After consideration of the reimbursement, the Partnership's total investment in the Bible Programs was $1,369,764 and its net investment, after consideration of amortization, was $155,953 as of September 30, 1997. From inception to September 30, 1997, the Partnership has recognized $1,329,219 of gross revenue from this film, of which $548,568 has been retained by the distributors of the film for their fees and marketing costs and the remaining $780,651 has been received by the Partnership as of September 30, 1997. The Partnership plans to recover its remaining investment in this film from net revenues generated from domestic and international home video markets or from sale of the Partnership's interests in the film to an unaffiliated third party.


     "The Whipping Boy"
      ----------------

     In August 1993, the Partnership acquired the rights to the Newbury Award-winning book "The Whipping Boy." "The Whipping Boy" was produced as a two-hour telefilm which premiered in the North American television market on The Disney Channel. The film's final cost was approximately $4,100,000. As of September 30, 1997, the Partnership had invested $2,661,487 in the film, which included a $468,000 production and overhead fee paid to the General Partner. The film was co-produced by the General Partner and Gemini Films, a German company. The completed picture was delivered to The Disney Channel in the second quarter of 1994. The Partnership's net investment in the film, after consideration of amortization, was $226,938 as of September 30, 1997. From inception to September 30, 1997, the Partnership has recognized $2,392,234 of gross revenue from this film, of which $2,100,000 represents the initial license fee from The Disney Channel that was used to finance the film's production. Of the remaining $292,234, $8,325 has been retained by the distributors of the film for their fees and marketing costs and $212,496 has been received by the Partnership as of September 30, 1997. The remaining $71,413 was received by the Partnership in October 1997. The Partnership plans to recover its remaining investment in this film from net revenues generated from domestic and international home video and television markets or from sale of the Partnership's interests in the film to an unaffiliated third party.

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


                              FINANCIAL CONDITION
                              -------------------



Liquidity and Capital Resources
-------------------------------

The Partnership's principal sources of liquidity are cash on hand, including amounts received from the General Partner in payment of the promissory notes discussed below, and amounts received from the domestic and international distribution of its programming. As of September 30, 1997, the Partnership had $609,126 in cash. The Partnership will not invest in any additional programming projects, but instead will focus on the distribution or sale of its existing programming projects. The Partnership had outstanding amounts receivable totaling $71,413 as of September 30, 1997. These amounts were received by the Partnership in October 1997.

On June 30, 1995, the Partnership sold its interest in the film "Household Saints" to the General Partner for $1,389,166. The purchase price was paid $500,000 in cash at closing, $500,000 in the form of a non-interest bearing promissory note which was paid in full on June 30, 1996 and $389,166 in the form of a non-interest bearing promissory note which was paid in full on June 30, 1997. The sale proceeds from "Household Saints" have contributed to the liquidity and capital resources of the Partnership, helping enable the Partnership to fund its operating needs and distributions to the limited partners through 1997.

During the nine months ended September 30, 1997, the Partnership declared distributions to partners totaling $425,343, of which $141,781 was paid in May 1997 and $141,781 in August 1997, with the remaining $141,781 to be paid in November 1997. These distributions are made using cash on hand, interest income, proceeds received from the sale of "Household Saints" and cash provided by operating activities. Quarterly distributions are expected to continue through the fourth quarter of 1997 at the same level as those made during the first three quarters of 1997. Thereafter, distributions will be suspended. The Partnership will retain a certain level of working capital, including any necessary reserves, to fund its operating activities. Any amounts in excess of the Partnership's working capital needs received from continued distribution of the Partnership's programming will be periodically distributed to partners.

The General Partner, on behalf of the Partnership, is now completing the second cycle distribution of the Partnership's programming. In addition, the General Partner, on behalf of the Partnership, engaged an independent public accounting firm during 1996 for purposes of performing distribution audits of the major distributors of the Partnership's programming. The purpose of these audits was to identify and facilitate payment of any excess film proceeds improperly retained by the distributors that belong to the Partnership. Revenue proceeds identified and collected by the Partnership in conjunction with these audits in 1997 were not material. There can also be no assurance that the continued second cycle distribution of the Partnership's programming will generate significant revenue for the Partnership.

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

The General Partner cannot predict at this time when or at what price the Partnership's interests in its programming projects ultimately will be sold. However, any direct costs incurred by the General Partner on behalf of the Partnership in soliciting and arranging for the sale of the Partnership's programming projects will be charged to the Partnership. It is anticipated that proceeds from the sale of the Partnership's interests in its programming will be distributed to the partners in the future when the Partnership's interests in the programming are sold. Based on the independent estimates of value obtained for the Partnership's programming projects, it now appears likely that the distributions of the proceeds from the sale of the Partnership's programming projects together with all prior distributions paid to the limited partners will not be sufficient to return to the limited partners 100% of their initial capital contributions made to the Partnership.

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

The Partnership and JDFC granted the General Partner the exclusive rights to distribute the Bible Programs. To accomplish this, the General Partner, on its own behalf, and GoodTimes entered into an agreement to form J/G Distribution Company to distribute the Bible Programs. J/G Distribution Company was formed in June 1992 and the Partnership granted it the sole and exclusive right to exhibit and distribute, and to license others to exhibit and distribute, the Bible Programs in all markets, all languages, and all media in perpetuity. J/G Distribution Company holds the copyright for the benefit of the Partnership (50 percent interest) and GoodTimes (50 percent interest). J/G Distribution Company is currently distributing the Bible Programs in the retail home video market.
As of September 30, 1997, gross sales made by J/G Distribution Company totaled $2,158,272, of which $1,079,136 has been retained by J/G Distribution Company for its fees and marketing costs, with the remaining $1,079,136 belonging 50 percent to the Partnership and 50 percent to GoodTimes. Additionally, $250,000 was received directly by the Partnership as its share of the initial license fee from A&E. As of September 30, 1997, the Partnership had received both the $539,568 from J/G Distribution and the $250,000 from A&E.

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

The Partnership plans to recover its remaining net investment in the Bible Programs of $155,953 from net revenues generated from domestic and international home video markets or from sale of the Partnership's interests in the film to an unaffiliated third party.

"The Whipping Boy"
 ----------------

In August 1993, the Partnership acquired the rights to the Newbury Award-winning book "The Whipping Boy." The project was co-developed by the Partnership and The Disney Channel and produced by the General Partner and German and French co-production partners. The completed telefilm was delivered to The Disney Channel in the second quarter of 1994 and premiered in the North American television market in July 1994. As of September 30, 1997, the Partnership had invested $2,661,487 in the film, which included a $468,000 production and overhead fee payable to the General Partner. The Partnership has received approximately $2,100,000 from The Disney Channel for licensing certain rights to the film to The Disney Channel.

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

In March 1995, the General Partner, on behalf of the Partnership, entered into an agreement with an unaffiliated party granting rights to distribute "The Whipping Boy" in the non-theatrical domestic markets. Non-theatrical markets include 16mm sales and rentals, in-flight, oil rigs, ships at sea, military installations, libraries, restaurants, hotels, motels or other institutional or commercial enterprises. As of September 30, 1997, gross sales made under this agreement totaled $33,298, of which $8,325 was retained by the distributor for its fees and the remaining $24,973 was received by the Partnership.

In May 1995, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party granting rights to distribute "The Whipping Boy" in the domestic home video market for a period not to exceed five years. As of September 30, 1997, net sales earned and received by the Partnership under this agreement totaled $254,367 of which $182,954 was received by the Partnership. The remaining $71,413 was received by the Partnership in October 1997.

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

The Partnership plans to recover its remaining net investment in this film of $226,938 primarily from net revenues generated from international and domestic home video and television distribution or from sale of the Partnership's interests in the film to an unaffiliated third party.


                             RESULTS OF OPERATIONS
                             ---------------------

Revenues of the Partnership increased $37,823, from $39,445 to $77,268 for the three months ended September 30, 1996 and 1997, respectively. This increase was due primarily to increased domestic home video and non-theatrical sales of "The Whipping Boy," which totaled $72,555 for the three months ended September 30, 1997 as compared to $5,422 for the same period in 1996. This increase was partially offset by a decrease in the sales of the "Bible Programs" from $34,023 to $4,713 for the three months ended September 30, 1996 and 1997, respectively. Revenues of the Partnership decreased $15,840, from $200,526 to $184,686 for the nine months ended September 30, 1996 and 1997, respectively. This decrease was primarily the result of decreased sales of the "Bible Programs," which totaled $33,893 for the nine months ended September 30, 1997 as compared to $93,845 for the similar period in 1996. This decrease was partially offset by an increase in the domestic home video and non-threatrical sales of "The Whipping Boy" from $106,681 to $150,793 for the nine months ended September 30, 1996 and 1997, respectively.

Filmed entertainment costs increased $41,667, from $35,192 to $76,859 for the three months ended September 30, 1996 and 1997, respectively, and increased $14,924, from $166,820 to $181,744 for the nine months ended September 30, 1996 and 1997, respectively. These increases were primarily the result of increased revenues from "The Whipping Boy" as discussed above. Filmed entertainment costs are amortized over the life of the film in the ratio that current gross revenues bear to anticipated total gross revenues.

Distribution fees and expenses decreased $15,211, from $18,367 to $3,156 for the three months ended September 30, 1996 and 1997, respectively, and decreased $34,668, from $52,439 to $17,771 for the nine months ended September 30, 1996 and 1997, respectively. These decreases were primarily the result of decreased home video sales of the "Bible Programs" under the Partnership's distribution agreement with J/G Distribution Company. Distribution fees and expenses relate to the compensation due and costs incurred by unaffiliated parties in selling the Partnership's programming in the domestic and international markets. The timing and amount of distribution fees and expenses vary depending upon the individual market in which programming is distributed.

Operating, general and administrative expenses increased $17,259, from $7,243 to $24,502 for the three months ended September 30, 1996 and 1997, respectively, and increased $43,111, from $21,054 to $64,165 for the nine months ended September 30, 1996 and 1997, respectively. These increases were primarily due to an increase in consulting fees paid relating to revenue projections compiled for the Partnership's films as well as increased direct costs allocable to the operations of the Partnership that were charged to the Partnership by the General Partner in 1997 as compared to 1996. The increase in direct costs allocable to the Partnership's operations resulted mainly from the increased involvement of General Partner personnel required to properly administer the second cycle distribution of the Partnership's programming.

Interest income decreased $10,533, from $18,511 to $7,978 for the three months ended September 30, 1996 and 1997, respectively, and decreased $38,258, from $70,511 to $32,253 for the nine months ended September 30, 1996 and 1997, respectively. These decreases in interest income were due primarily to a $41,196 decrease in interest income recognized during the nine months ended September 30, 1997 as compared to the similar period in 1996 relating to the amortization of the discount on the promissory notes received from the General Partner as part of the June 1995 sale of the film "Household Saints." This decrease was partially offset by higher levels of invested cash balances existing during the nine months ended September 30, 1997 as compared to the same period in 1996.

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


                                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                                      BY:   JONES ENTERTAINMENT GROUP, LTD.
                                            General Partner



                                      By:  /s/ Steven W. Gampp
                                         --------------------------------------
                                          Steven W. Gampp
                                          Vice President/Finance and Treasurer
                                           (Principal Financial Officer)

Dated:  November 14, 1997