Form 10-K
period 1997-12-31
JONES PROGRAMMING PARTNERS 2-A LTD
filed 1998-03-30
CIK 868610

                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1997

                                       OR
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

Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
     Yes     X                                          No   ___
            ---

Aggregate market value of the voting stock held by non-affiliates of the registrant: N/A

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.     _________



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

                                    PART I.
                                    ------

                               ITEM 1.  BUSINESS
                               -----------------

          Jones Programming Partners 2-A, Ltd. (the "Partnership") is a Colorado limited partnership that was formed in March 1992 pursuant to the public offering of limited partnership interests in the Jones Programming Partners Limited Partnership Program. Jones Entertainment Group, Ltd., a Colorado corporation engaged in the development, production, acquisition and distribution of its original entertainment programming, is the general partner of the Partnership (the "General Partner"). The Partnership was formed to acquire, develop, produce and distribute original programming to be owned by the Partnership. The Partnership generates revenues from the licensing of its Programmingprogramming. The General Partner's principal responsibilities to the Partnership are or have been the acquisition of programming projects for the Partnership, the negotiation of production and distribution agreements for Partnership programming, reviewing budgets, monitoring expenditure of Partnership funds, administering production and distribution agreements, and accounting and reporting to the limited partners. The General Partner charges the Partnership for direct costs incurred on the Partnership's behalf. See further discussion of such costs charged to the Partnership by the General Partner in Item 8, Financial Statements, Note 4. During 1996, the Partnership had two programming projects: "Charlton Heston Presents: The Bible," and "The Whipping Boy." It is not anticipated that the Partnership will invest in any additional programming, but instead will focus on the distribution and sale of its existing programming. Following is a description of these programming projects.

Charlton Heston Presents: The Bible
-----------------------------------

          In May 1992, the General Partner, on behalf of the Partnership, entered into an agreement with Agamemnon Films, an unaffiliated party, to produce four one-hour programs for television, entitled "Charlton Heston
Presents: The Bible" (the "Bible Programs"). The production costs of the Bible Programs were approximately $2,370,000, which included a $240,000 production and overhead fee paid to the General Partner. In return for agreeing to fund these production costs, the Partnership acquired all rights to the Bible Programs in all markets and in all media in perpetuity. The Partnership subsequently assigned half of its ownership of the Bible Programs to an unaffiliated party for an investment of $1,000,000 toward the production costs for the Bible Programs. After consideration of the reimbursement, the Partnership's total investment in the Bible Programs was $1,369,764 and its net investment, after consideration of amortization, was $19,300 as of December 31, 1997. From inception to December 31, 1997, the Partnership has recognized $1,478,865 of revenue from this film, of which $623,391 was retained by the distributors of the film for their fees and marketing costs and $780,651 was received by the Partnership as of December 31, 1997. The remaining $74,823 was received by the Partnership in the first quarter of 1998. The Partnership plans to recover its remaining investment of $19,300 in this film from net revenues generated from domestic and international home video markets or from the sale of the Partnership's interests in the film.

The Whipping Boy
----------------

          In August 1993, the Partnership acquired the rights to the Newbury Award-winning book, "The Whipping Boy." "The Whipping Boy" was produced as a two-hour telefilm which premiered in the North American television market on The Disney Channel. The film's final cost was approximately $4,100,000. As of December 31, 1997, the Partnership had invested $2,661,487 in the film, which included a $468,000 production and overhead fee paid to the General Partner. The film was co-produced by the General Partner and Gemini Films, a German company. The completed picture was delivered to The Disney Channel in the second quarter of 1994. From inception to December 31, 1996, the Partnership has recognized $2,273,736 of gross revenue from this film, of which $2,100,000 represents the initial license fee from The Disney Channel that was used to finance the film's production. Of the remaining $173,736, $8,325 has been retained by the distributors of the film for their fees and marketing costs and $165,411 hads been received by the Partnership as of December 31, 1997.

          During the fourth quarter of 1996, the General Partner reassessed the anticipated total gross revenue remaining from the distribution of "The Whipping Boy" in available international and domestic television and home video markets. Based on revised estimated television and home video sales projections provided by an independent consultant, a reduction was made to the Partnership's estimate of total gross revenue to be recognized from the future distribution of the film. Accordingly, based on the reduced revenue projections for the film, a determination was made by the General Partner that the Partnership's net investment in "The Whipping Boy" of $952,731 exceeded the film's estimated net realizable value of approximately $375,000 as of December 31, 1996. As a result, a loss from write-down of film production cost of $575,000 was incurred to reduce the unamortized cost of the film to its estimated net realizable value as of December 31, 1996. The film's estimated net realizable value was calculated based on an estimate of anticipated revenues remaining over the life of the film from international and domestic television and home video distribution, net of estimated distribution fees and costs, as of December 31, 1996. These revenue projections were estimated based on the film's prior distribution history, the remaining international and domestic territories available to the film for future television and home video distribution, and the General Partner's and the independent consultant's previous distribution experience with other films. The Partnership's net investment in the film, after consideration of amortization and the write-down discussed above, was $345,436 as of December 31, 1997. The Partnership plans to recover its remaining investment in this film from net revenues generated from domestic and international home video and television markets or from the sale of the Partnership's interests in the film to an unaffiliated third party.

General Matters
---------------

          The General Partner, on behalf of the Partnership, continues to seek additional licensing agreements for the distribution of the Partnership's filmed entertainment. The Partnership will seek to recover its investment in filmed entertainment by relicensing its assets through international sales, domestic cable or syndication, home video and ancillary markets or by selling its remaining interests in its programming. The General Partner currently is taking steps to begin marketing the Partnership's programming library. Any sale of all or substantially all of the Partnership's assets will be subject to the approval of the Partnership's limited partners prior to closing of the sale. See further discussion of the Partnership's distribution efforts concerning its film projects in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ------------------------------------------------------------

          None.

                                   PART II.
                                   -------

               ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
               -------------------------------------------------
                      AND RELATED SECURITY HOLDER MATTERS
                      -----------------------------------

          While the Partnership is publicly held, there is no public market for the limited partnership interests and it is not expected that such a market will develop in the future. As of February 15, 1998, the number of equity security holders in the Partnership was 543.

                        ITEM 6. SELECTED FINANCIAL DATA
                        -------------------------------

                                                   For the Years Ended December 31,
                                         ----------------------------------------------------
                                             1997          1996         1995         1994
                                         -------------  -----------  -----------  -----------

Gross Revenues                           $    215,834   $  329,875   $  324,489   $2,673,557
Costs of Filmed Entertainment                 199,899      281,451      303,817    2,123,180
Distribution Fees and Expenses                 92,702      105,707      159,045      285,043
Loss on Write-down of
  Film Production Cost                              -      575,000            -            -
Operating, General and Administrative
  Expenses                                     78,965       31,701       19,296       23,135
Operating Income (Loss)                      (155,732)    (663,984)    (157,669)     242,199
Net Income (Loss)                            (118,640)    (575,789)    (220,238)     247,629
Net Income ( Loss) per Limited
  Partnership Unit                             (10.46)      (50.76)      (19.42)       21.83
Weighted Average Number of Limited
  Partnership Units Outstanding                11,229       11,229       11,229       11,229
General Partner's Deficit                     (40,337)     (33,479)     (22,050)     (14,177)
Limited Partners' Capital                     731,588    1,410,494    2,541,978    3,321,467
Total Assets                                  965,564    1,555,607    2,670,155    3,456,501
General Partner Advances                        8,622       29,106        2,446            -

                ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                -----------------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

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

                             Results of Operations
                             ---------------------

1997 Compared to 1996
---------------------

Revenues of the Partnership decreased $114,041, from $329,875 in 1996 to $215,834 in 1997. This decrease in revenues was primarily related to a $97,214 decrease in the domestic home video and non-theatrical sales of "The Whipping Boy," from $129,510 in 1996 to $32,296 in 1997. In addition, sales of "Charlton Heston Presents: The Bible" (the "Bible Programs"), decreased $16,827, from $200,365 in 1996 to $183,538 in 1997.

Filmed entertainment costs decreased $81,552, from $281,451 in 1996 to $199,899 in 1997. This decrease was due primarily to the result of the decrease in film revenues from "The Whipping Boy" and the "Bible Programs" as discussed above. Filmed entertainment costs are amortized over the life of each film in the ratio that current gross revenues bear to anticipated total gross revenues.

Distribution fees and expenses decreased $13,005, from $105,707 in 1996 to $92,702 in 1997. This decrease was the result of decreased home video sales of the "Bible Programs" under the Partnership's distribution agreement with J/G Distribution Company, an affiliate of the General Partner. Distribution fees and expenses relate to the compensation due and costs incurred by unaffiliated parties in selling the Partnership's programming in the domestic and international markets. The timing and amount of distribution fees and expenses vary depending upon the individual market in which programming is distributed.

Loss on write-down of film production decreased from $575,000 from in 1996 to $0 in 1997. This decrease was the result of a write-down of the Partnership's net investment in "The Whipping Boy" to the film's net realizable value of approximately $375,000 as of December 31, 1996. A write-down of the Partnership's net investment in its programming was not deemed necessary by the General Partner during the year ended December 31, 1997.

Operating, general and administrative expenses increased $47,264, from $31,701 in 1996 as compared to $78,965 in 1997. This increase was due primarily to an increase in direct costs allocable to the operations of the Partnership that were charged to the Partnership by the General Partner in 1997 as compared to 1996. The increase in direct costs allocable to the Partnership's operations resulted mainly from the increased involvement of General Partner personnel required to properly administer the second cycle distribution and potential sale of the Partnership's programming.

Interest income decreased $51,103, from $88,195 in 1996 to $37,092 in 1997. This decrease was due primarily to $65,528 in interest income recognized during 1996 related to the amortization of the discount on the promissory notes receivable from the General Partner due to the Partnership's June 1995 sale of the film "Household Saints" to the General Partner as compared to $14,207 in interest income recognized during 1997 related to the promissory notes receivable. This decrease was also partially attributable to lower levels of invested cash balances existing during 1997 as compared to 1996.

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

Loss on write-down of film production increased from $0 in 1995 to $575,000 in 1996. This increase was the result of a write-down of the Partnership's net investment in "The Whipping Boy" to the film's net realizable value of approximately $375,000 as of December 31, 1996.

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

Loss on sale of film production decreased $122,860 from in 1995 to $0 in 1996. This decrease was the result of the sale of the film "Household Saints" to the General Partner on June 30, 1995. The loss resulted from the Partnership's recognition in 1995 of imputed interest on two non-interest bearing promissory notes received from the General Partner as part of the sale agreement. No such sales of Partnership film productions occurred in 1996.

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


                              Financial Condition
                              -------------------

Liquidity and Capital Resources
-------------------------------

The Partnership's principal sources of liquidity are cash on hand and amounts received from the domestic and international distribution of its programming. As of December 31, 1997, the Partnership had $526,005 in cash. It is not anticipated that the Partnership will invest in any additional programming projects, but instead will focus on the distribution and sale of its existing programming projects. The Partnership had outstanding amounts receivable totaling $74,823 as of December 31, 1997. These amounts were received by the Partnership in the first quarter of 1998.

On June 30, 1995, the Partnership sold its interest in the film "Household Saints" to the General Partner for $1,389,166. The purchase price was paid $500,000 in cash at closing, $500,000 in the form of a non-interest bearing promissory note which was paid in full on June 30, 1996 and $389,166 in the form of a non-interest bearing promissory note which was paid in full on June 30, 1997.

For the year ending December 31, 1997, the Partnership declared distributions to partners totaling $567,124, of which $141,781 was paid in May 1997, $141,781 in August 1997 and $141,781 in November 1997, with the remaining $141,781 paid in February 1998. These distributions were made using cash on hand, interest income, proceeds received from the sale of "Household Saints" and cash provided by operating activities. Given the near completion of the second cycle distribution of the Partnership's programming, quarterly distributions will be suspended in 1998. The Partnership will retain a certain level of working capital, including any necessary reserves, to fund its operating activities.
Any amounts in excess of the Partnership's working capital needs received from continued second cycle distribution of the Partnership's programming may be periodically distributed to partners. In addition, future distributions will also be made from proceeds received from the sale of the Partnership's assets.

The General Partner, on behalf of the Partnership, is currently beginning to engage in efforts to sell the Partnership's interests in its programming projects. Estimates of value obtained from independent consulting firms in late 1996 and early 1997 are being used by the General Partner in planning sales strategies. There can be no assurance that the ultimate negotiated sales prices of the programming projects sold to unaffiliated parties will be at least equal to the films' estimated fair market value based on the three estimates obtained. If the General Partner or one of its affiliates exercises its right to purchase a programming project, however, the sales price for such a transaction will be equal to the average of three separate independent appraisals of the programming project's fair market value. Any sale of all or substantially all of the Partnership's assets will be subject to the approval of the Partnership's limited partners prior to closing of the sale.

The General Partner cannot predict at this time when or at what price the Partnership's interests in its programming projects ultimately will be sold. However, any direct costs incurred by the General Partner on behalf of the Partnership in soliciting and arranging for the sale of the Partnership's programming project will be charged to the Partnership. It is anticipated that proceeds from the sale of the Partnership's interests in its programming will be distributed to the partners in the future when the Partnership's interests in the programming are sold. Based on the independent estimates of value obtained for the Partnership's programming projects, it now appears likely that the distributions of the proceeds from the sale of the Partnership's programming projects together with all prior distributions paid to the limited partners will not be sufficient to return to the limited partners 100% of their initial capital contributions made to the Partnership.

The General Partner believes that the Partnership has, and will continue to have, sufficient liquidity to fund its operations and to meet its obligations so long as quarterly distributions are limited. Cash flow from operating activities will be generated primarily from the Partnership's programming projects as follows:

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

The Partnership and JDFC granted the General Partner the exclusive rights to distribute the Bible Programs. To accomplish this, the General Partner, on its own behalf, and GoodTimes entered into an agreement to form J/G Distribution Company to distribute the Bible Programs. J/G Distribution Company was formed in June 1992 and the Partnership granted it the sole and exclusive right to exhibit and distribute, and to license others to exhibit and distribute, the Bible Programs in all markets, all languages, and all media in perpetuity. J/G Distribution Company holds the copyright for the benefit of the Partnership (50 percent interest) and GoodTimes (50 percent interest). J/G Distribution Company is currently distributing the Bible Programs in the retail home video market.
As of December 31, 1997, cumulative gross sales made by J/G Distribution Company totaled $2,457,564, of which $1,228,782 has been retained by J/G Distribution Company for its fees and marketing costs, with the remaining $1,228,782 belonging 50 percent to the Partnership and 50 percent to Goodtimes. Additionally, $250,000 was received directly by the Partnership as its share of the initial license fee from A&E. As of December 31, 1997, the Partnership had received both $539,568 due from J/G Distribution and the $250,000 from A&E. The remaining $74,823 due from J/G Distribution was received in the first quarter of 1998.

The Partnership plans to recover its remaining net investment in the Bible Programs of $19,300 from net revenues generated from domestic and international home video markets or from sale of the Partnership's interests in the film.


"The Whipping Boy"
 ----------------

In August 1993, the Partnership acquired the rights to the Newbury Award-winning book "The Whipping Boy." The project was co-developed by the Partnership and The Disney Channel and produced by the General Partner and German and French co-production partners. The completed telefilm was delivered to The Disney Channel in the second quarter of 1994 and premiered in the North American television market in July 1994. As of December 31, 1997, the Partnership had invested $2,661,487 in the film, which included a $468,000 production and overhead fee payable to the General Partner. The Partnership has received approximately $2,100,000 from The Disney Channel for licensing certain rights to the film to The Disney Channel.

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

In March 1995, the General Partner, on behalf of the Partnership, entered into an agreement with an unaffiliated party granting rights to distribute "The Whipping Boy" in the non-theatrical domestic markets. Non-theatrical markets include 16mm sales and rentals, in-flight, oil rigs, ships at sea, military installations, libraries, restaurants, hotels, motels or other institutional or commercial enterprises. As of December 31, 1996, gross sales made under this agreement totaled $37,916, of which $8,325 was retained by the distributor for its fees. The remaining $29,591 had been received by the Partnership as of December 31, 1997.

In May 1995, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party granting rights to distribute "The Whipping Boy" in the domestic home video market for a period not to exceed five years. As of December 31, 1997, net sales made under this agreement totaled $135,121 which had been received by the Partnership as of December 31, 1997.

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

The Partnership plans plans to recover its remaining net investment in this film of $345,436 primarily from net revenues generated from domestic home video and television and home video distribution or from sale of the Partnership's interests in the film.

                         ITEM 8. FINANCIAL STATEMENTS
                         ----------------------------


                     JONES PROGRAMMING PARTNERS 2-A, LTD.
                     ------------------------------------

                             FINANCIAL STATEMENTS
                             --------------------

                       AS OF DECEMBER 31, 1997 AND 1996
                       --------------------------------

                                     INDEX
                                     -----



                                                               Page
                                                               ----

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

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Jones Programming Partners 2-A, Ltd.:


          We have audited the accompanying statements of financial position of Jones Programming Partners 2-A, Ltd. (a Colorado limited Ppartnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' capital (deficit) and cash flows for each of the three years in period ended December 31, 1997. These financial statements are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jones Programming Partners 2-A, Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


                                                 ARTHUR ANDERSEN LLP



Denver, Colorado,
  March 9, 1998

                     JONES PROGRAMMING PARTNERS 2-A, LTD.
                     ------------------------------------
                            (A Limited Partnership)

                       STATEMENTS OF FINANCIAL POSITION
                       --------------------------------

                                                                                December 31,
                                                                         -------------------------
                       ASSETS                                               1997          1996
                       ------                                            -----------   -----------
CASH AND CASH EQUIVALENTS (Note 2)                                       $   526,005   $   537,638

ACCOUNTS RECEIVABLE (Note 5)                                                  74,823        76,090

INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION,
  net of accumulated amortization of $3,666,515 and $3,466,616
    as of December 31, 1997 and 1996, respectively (Notes 2, 4 and 5)        364,736       564,635

NOTE RECEIVABLE FROM GENERAL PARTNER,
  net of unamortized discount of $0 and $14,207 as of
    December 31, 1997 and 1996, respectively  (Note 5)                             -       374,959

OTHER ASSETS                                                                       -         2,285
                                                                         -----------   -----------

                    Total assets                                         $   965,564   $ 1,555,607
                                                                         ===========   ===========

             LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
             -------------------------------------------

LIABILITIES:
  Accounts payable to affiliates                                         $     8,622   $    29,106
  Accrued distributions to partners                                          141,781       141,781
  Accrued liabilities                                                        123,910         7,705
                                                                         -----------   -----------

                    Total liabilities                                        274,313       178,592
                                                                         -----------   -----------

PARTNERS' CAPITAL (DEFICIT) (Note 3):
  General Partner -
    Contributed capital                                                        1,000         1,000
    Distributions                                                            (30,431)      (24,759)
    Accumulated deficit                                                      (10,906)       (9,720)
                                                                         -----------   -----------

                    Total general partner's deficit                          (40,337)      (33,479)
                                                                         -----------   -----------

  Limited Partners -
    Net contributed capital (11,229 units
       outstanding as of December 31, 1997 and 1996)                       4,823,980     4,823,980
    Distributions                                                         (3,012,602)   (2,451,150)
    Accumulated deficit                                                   (1,079,790)     (962,336)
                                                                         -----------   -----------

                    Total limited partners' capital                          731,588     1,410,494
                                                                         -----------   -----------

                    Total partners' capital                                  691,251     1,377,015
                                                                         -----------   -----------

                    Total liabilities and partners' capital (deficit)    $   965,564   $ 1,555,607
                                                                         ===========   ===========


             The accompanying notes to these financial statements
              are an integral part of these financial statements.

                     JONES PROGRAMMING PARTNERS 2-A, LTD.
                     ------------------------------------
                            (A Limited Partnership)

                           STATEMENTS OF OPERATIONS
                           ------------------------

                                                  For the Years Ended December 31,
                                                 ---------------------------------
                                                    1997       1996        1995
                                                 ---------   ---------   ---------
GROSS REVENUES (Notes 2 and 5)                   $ 215,834   $ 329,875   $ 324,489

COSTS AND EXPENSES:
  Costs of filmed entertainment (Note 2)           199,899     281,451     303,817
  Distribution fees and expenses
    (Notes 2 and 5)                                 92,702     105,707     159,045
  Loss on write-down of
    film production cost (Note 5)                        -     575,000           -
  Operating, general and
    administrative expenses (Note 4)                78,965      31,701      19,296
                                                 ---------   ---------   ---------

         Total costs and expenses                  371,566     993,859     482,158
                                                 ---------   ---------   ---------

OPERATING LOSS                                    (155,732)   (663,984)   (157,669)
                                                 ---------   ---------   ---------

OTHER INCOME (EXPENSE):
  Loss on sale of film production (Note 5)               -           -    (122,860)
  Interest income                                   37,092      88,195      60,291
                                                 ---------   ---------   ---------

         Total other income (expense), net          37,092      88,195     (62,569)
                                                 ---------   ---------   ---------

NET LOSS                                         $(118,640)  $(575,789)  $(220,238)
                                                 =========   =========   =========

ALLOCATION OF NET LOSS:
  General Partner                                $  (1,186)  $  (5,758)  $  (2,202)
                                                 =========   =========   =========

  Limited Partners                               $(117,454)  $(570,031)  $(218,036)
                                                 =========   =========   =========

NET LOSS PER LIMITED
  PARTNERSHIP UNIT                               $  (10.46)  $  (50.76)  $  (19.42)
                                                 =========   =========   =========

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP UNITS
  OUTSTANDING                                       11,229      11,229      11,229
                                                 =========   =========   =========



             The accompanying notes to these financial statements
              are an integral part of these financial statements.

                     JONES PROGRAMMING PARTNERS 2-A, LTD.
                     ------------------------------------
                            (A Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                   -----------------------------------------


                                         For the Years Ended December 31,
                                     ---------------------------------------
                                        1997            1996         1995
                                     ----------      ----------   ----------

GENERAL PARTNER:
  Balance, beginning of period       $  (33,479)  $     (22,050)  $  (14,177)
  Distributions                          (5,672)         (5,671)      (5,671)
  Net loss for period                    (1,186)         (5,758)      (2,202)
                                     ----------      ----------   ----------

  Balance, end of period             $  (40,337)  $     (33,479)  $  (22,050)
                                     ==========      ==========   ==========

LIMITED PARTNERS:
  Balance, beginning of period       $1,410,494   $   2,541,978   $3,321,467
  Distributions                        (561,452)       (561,453)    (561,453)
  Net loss for period                  (117,454)       (570,031)    (218,036)
                                     ----------      ----------   ----------

  Balance, end of period             $  731,588      $1,410,494   $2,541,978
                                     ==========      ==========   ==========

TOTAL PARTNERS' CAPITAL (DEFICIT)    $  691,251      $1,377,015   $2,519,928
                                     ==========      ==========   ==========




             The accompanying notes to these financial statements
              are an integral part of these financial statements.

                     JONES PROGRAMMING PARTNERS 2-A, LTD.
                     ------------------------------------
                            (A Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                           ------------------------

                                                               For the Years Ended December 31,
                                                              ---------------------------------
                                                                 1997       1996        1995
                                                              ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $(118,640)  $(575,789)  $(220,238)
  Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities:
     Amortization of filmed entertainment costs                 199,899     281,451     303,817
     Amortization of discount                                   (14,207)    (65,528)    (43,125)
     Loss on sale of film production                                  -           -     122,860
     Loss on write-down of film production                            -     575,000           -
     Decrease (increase) in accounts receivable                   1,267     (15,486)    113,759
     Decrease (increase) in other assets                          2,285        (619)     (1,666)
     Increase (decrease) in accrued liabilities                 116,205       1,705      (1,430)
     Increase (decrease) in accounts payable to affiliates      (20,484)     26,660       2,446
                                                              ---------   ---------   ---------

          Net cash provided by operating activities             166,325     227,394     276,423
                                                              ---------   ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from note receivable from
     General Partner                                            389,166     500,000           -
  Proceeds from sale of film production                               -           -     500,000
  Net decrease in production advances                                 -           -       7,181
                                                              ---------   ---------   ---------

          Net cash provided by investing activities             389,166     500,000     507,181
                                                              ---------   ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners                                    (567,124)   (567,124)   (567,124)
                                                              ---------   ---------   ---------

         Net cash used in financing activities                 (567,124)   (567,124)   (567,124)
                                                              ---------   ---------   ---------

INCREASE (DECREASE) IN
         CASH AND CASH EQUIVALENTS                            $ (11,633)  $ 160,270   $ 216,480

CASH AND CASH EQUIVALENTS, beginning of period                  537,638     377,368     160,888
                                                              ---------   ---------   ---------

CASH AND CASH EQUIVALENTS, end of period                      $ 526,005   $ 537,638   $ 377,368
                                                              =========   =========   =========

SUPPLEMENTAL SCHEDULE OF NON-CASH
ACTIVITIES:
  Note receivable from sale of film production,
     net of discount                                          $       -   $       -   $ 766,306
                                                              =========   =========   =========



             The accompanying notes to these financial statements
              are an integral part of these financial statements.

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

(2)       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
          -------------------------------------------

          Cash and Cash Equivalents - The Partnership considers all highly-
          -------------------------
          liquid investments with a maturity when purchased of three months or less to be cash equivalents.

          Film Revenue Recognition - The Partnership recognizes revenue in
          ------------------------
          accordance with the provisions of Statement of Financial Accounting Standards No. 53 ("SFAS No. 53"). Pursuant to SFAS No. 53, revenues from domestic and international licensing agreements for programming are recognized when such amounts are known and the film is available for exhibition or telecast, and when certain other SFAS No. 53 criteria are met. Advances received for licensing or other purposes prior to exhibition or telecast are deferred and recognized as revenue when the above conditions are met.

          Investment in and Advances for Film Productions - Investment in and
          -----------------------------------------------
          advances for film production consists of advances to production entities for story rights, production, and film completion costs, and is stated at the lower of cost or estimated net realizable value. In addition, film production and overhead fees payable to the General Partner have been capitalized and included as investment in film production. Film production costs are amortized based upon the individual-film-forecast method. Estimated losses, if any, will be provided for in full when determined by the General Partner. (See Note 5.)

          Distribution Costs - Commissions, distribution expenses and marketing
          ------------------
          costs incurred in connection with domestic and international distribution are recorded at the time that the related license fees are recorded as revenue by the Partnership.

          Use of Estimates - The preparation of financial statements in
          ----------------
          conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(3)       PARTNERS' CAPITAL (DEFICIT):
          ----------------------------

          The capitalization of the Partnership is set forth in the accompanying Statements of Partners' Capital (Deficit). Currently, nNo existing limited partner is or will be obligated to make any additional contributions to the Partnership. The General Partner purchased its interest in the Partnership by contributing $1,000 to Partnership capital.

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

(4)       TRANSACTIONS WITH AFFILIATES:
          -----------------------------

          The General Partner receives a production and overhead fee for administering the affairs of the Partnership equal to 12 percent of the lower of actual or budgeted direct costs of each of the Partnership's programming projects. This fee was calculated and payable at the time principal photography commences on each particular project and, in the case of a series, is payable on a per episode basis. Since inception, the Partnership has paid total production and overhead fees to the General Partner of $808,000.

          As of December 31, 1997, the General Partner, on behalf of the Partnership, has incurred home video and telecast distribution costs totaling $61,939 relating to "The Whipping Boy," of which $20,907 was reimbursed by the Partnership out of film distribution proceeds earned during 1996. The General Partner generally will be entitled to reimbursement of these remaining costs from the Partnership contingent on the receipt of proceeds from future home video and telecast distribution of the film. Future proceeds received from the distribution of "The Whipping Boy" will be recognized as revenue by the Partnership, net of any remaining distribution costs reimbursed to the General Partner.

          The General Partner is entitled to reimbursement from the Partnership for its direct and indirect expenses allocable to the operations of the Partnership, which shall include, but not be limited to, rent, supplies, telephone, travel, legal expenses, accounting expenses, preparation and distribution of reports to investors and salaries of any full or part-time employees. Because the indirect expenses incurred by the General Partner on behalf of the Partnership are immaterial, the General Partner generally does not charge indirect expenses to the Partnership. The General Partner charged direct expenses of $35,028, $16,548, and $10,865 for direct expenses to the Partnership for the years ended December 31, 1997, 1996 and 1995, respectively.

          The Partnership reimburses affiliates of the General Partner for certain allocated administrative personnel expenses. These expenses generally consist of salaries and related benefits. Allocations of personnel costs are generally based on actual time spent by affiliated associates with respect to the Partnership. Such allocated expenses totaled $19,005, $14,678, and $10,035 for the years ended December 31, 1997, 1996 and 1995, respectively.

          The Partnership and JDFC granted the General Partner the exclusive rights to distribute the Bible Programs. To accomplish this, the General Partner, on its own behalf, and GoodTimes entered into an agreement to form J/G Distribution Company to distribute the Bible Programs. J/G Distribution Company was formed in June 1992 and the Partnership granted it the sole and exclusive right to exhibit and distribute, and to license others to exhibit and distribute, the Bible Programs in all markets, all languages, and all media in perpetuity. J/G Distribution Company holds the copyright for the benefit of the Partnership (50 percent interest) and GoodTimes (50 percent interest). J/G Distribution Company is currently distributing the Bible Programs in the retail home video market. As of December 31, 1997, cumulative gross sales made by J/G Distribution Company totaled $2,457,564, of which $1,228,782 has been retained by J/G Distribution Company for its fees and marketing costs, with the remaining $1,228,782 belonging 50 percent to the Partnership and 50 percent to Goodtimes. Additionally, $250,000 was received directly by the Partnership as its share of the initial license fee from A&E. As of December 31, 1997, the Partnership had received both $539,568 due from J/G Distribution and the $250,000 from A&E. The remaining $74,823 due from J/G Distribution was received in the first quarter of 1998.

(5)       INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION
          ----------------------------------------------

          "Charlton Heston Presents: The Bible"

          In May 1992, the General Partner, on behalf of the Partnership, entered into an agreement with Agamemnon Films, an unaffiliated party, to produce four one-hour programs for television, entitled "Charlton Heston Presents: The Bible" (the "Bible Programs"). The production costs of the Bible Programs were approximately $2,130,000. In addition, the Partnership paid a $240,000 production and overhead fee to the General Partner. In return for agreeing to fund these production costs, the Partnership acquired all rights to the Bible Programs in all markets and in all media in perpetuity. The Partnership subsequently assigned half of its ownership of the Bible Programs to an unaffiliated party for an investment of $1,000,000 toward the production costs for the Bible Programs. After consideration of the reimbursement, the Partnership's total investment in the Bible Programs is $1,369,764 and its net investment, after consideration of amortization, was $19,300 as of December 31, 1997. From inception to December 31, 1997, the Partnership has recognized $1,478,865 of revenue from this film, of which $623,391 was retained by the distributors of the film for their fees and marketing costs and $780,651 has been received by the Partnership as of December 31,1997. The remaining $74,823 was received in the first quarter of 1998.

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

          In January 1995, the General Partner's Board of Directors agreed in principle to purchase the Partnership's interest in "Household Saints" from the Partnership at a price equal to the Partnership's net investment in the film of $1,389,166. The Partnership's limited partnership agreement allows the General Partner to purchase completed programming projects from the Partnership so long as the purchase price is an amount no less than the average of three separate independent appraisals of the project's fair market value. The General Partner subsequently obtained three separate independent appraisals of the fair market value of the Partnership's interest in "Household Saints". The average fair market value of the Partnership's interest in the film based on the three independent appraisals was approximately $300,000. Closing of the sale occurred on June 30, 1995. The purchase price was paid $500,000 in cash at closing and $889,166 in the form of two non-interest bearing promissory notes of $500,000 and $389,166 payable on June 30,1996 and June 30, 1997, respectively. Because both promissory notes were non-interest bearing, the Partnership recognized imputed interest of $122,860 based on an approximate 11 percent imputed interest rate, thereby reducing the notes' carrying value to $766,306 and incurring a loss on sale of the film of $122,860. This loss is being offset by the Partnership in the form of interest income recognized as the related discount on the promissory notes is amortized to interest income over the term of the notes. For the years ended December

          31, 1997 and 1996, interest income of $14,207 and $65,528, respectively, has been recognized from amortization of the related discount.

          "The Whipping Boy"
          ----------------

          In August 1993, the Partnership acquired the rights to the Newbury Award-winning book "The Whipping Boy." "The Whipping Boy" was produced as a two hour telefilm which premiered in the North American television market on The Disney Channel. The film's final cost was approximately $4,100,000. As of December 31, 1997, the Partnership had invested $2,661,487 in the film, which included a $468,000 production and overhead fee paid to the General Partner. The film was co-produced by the General Partner and Gemini Films, a German company. The completed picture was delivered to The Disney Channel in the second quarter of 1994. From inception to December 31, 1997, the Partnership has recognized $2,273,736 of revenue from this film, of which $2,100,000 represents the initial license fee from The Disney Channel that was used to finance the film's production. Of the remaining $173,736, $8,325 has been retained by the distributors of the film for their fees and marketing costs and the remaining $165,411 has been received by the Partnership as of December 31, 1997.

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

          The Partnership's net investment in the film, after consideration of amortization and the write-down discussed above, was $345,436 as of December 31, 1997.

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

          The Partnership's only significant book-tax difference between the financial reporting and tax bases of the Partnership's assets and liabilities is associated with the difference between film production cost amortization and loss from write-down of film production cost recognized under generally accepted accounting principles and the amount of expense allowed for tax purposes. Film production cost recognized under generally accepted accounting principles exceeded the amount of expense recognized for tax purposes by approximately $174,000 for the year ended December 31, 1997. For the year ended December 31, 1996, film production cost recognized for tax purposes exceeded that allowed under generally accepted accounting principles by approximately $396,000.

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

Name                     Age  Positions with the General Partner
----                     ---  ----------------------------------

Glenn R. Jones           68   Chairman of the Board, Chief Executive Officer,
                              and President
Steven W. Gampp          46   Vice President/Finance and Treasurer
Keith D. Thompson        31   Chief Accounting Officer
Elizabeth M. Steele      46   Secretary
Wilfred N. Cooper, Sr.   67   Director
J. Rodney Dyer           62   Director
Robert Kearney           61   Director
David K. Zonker          44   Director

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

          Mr. Keith D. Thompson was elected the Chief Accounting Officer of the General Partner in March 1997. Mr. Thompson is also the Chief Accounting Officer of other affiliates of the General Partner. Mr. Thompson has also been associated with Jones International, Ltd., an affiliate of the General Partner, since October 1994, most recently as Controller from July 1997 to present. From July 1989 to October 1994, Mr. Thompson was an auditor for Deloitte & Touche LLP. Mr. Thompson is a Certified Public Accountant and is a member of both the American and the Colorado societies of Certified Public Accountants.

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

          Mr. Robert Kearney was appointed a director of the General Partner in July 1997. Mr. Kearney is a retired executive officer of Bell Canada. Prior to his retirement in December 1993, Mr. Kearney was the President and Chief Executive Officer of Bell Canada. He served as Chairman of BCE Canadian Telecom Group in 1994 and as Deputy Chairman of BCI Management Limited in 1995. During his career, Mr. Kearney served in a variety of capacities in the Canadian, American and International Standards organizations, and he has served on several corporate, professional and civic boards.

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

              ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
              --------------------------------------------------
                             OWNERS AND MANAGEMENT
                             ---------------------

          As of March 4, 1998, no person or entity owns more than 5 percent of the limited partnership interests in the Partnership.

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

          The General Partner receives a production and overhead fee for administering the affairs of the Partnership equal to 12 percent of the lower of direct costs or budgeted direct costs of each programming project. This fee is calculated and payable at the time principal photography commences on each particular project and, in the case of a series, is payable on a per episode basis. No such fee was paid to the General Partner in 1997.

          As of December 31, 1997, the General Partner, on behalf of the Partnership, has incurred home video and telecast distribution costs totaling $61,939 relating to "The Whipping Boy," of which $20,907 has been reimbursed by the Partnership out of film distribution proceeds. The General Partner generally will be entitled to reimbursement of these remaining costs from the Partnership contingent on the receipt of proceeds from future home video and telecast distribution of the film. Future proceeds received from the distribution of "The Whipping Boy" will be recognized as revenue by the Partnership, net of any remaining distribution costs reimbursed to the General Partner.

          In connection with the distribution of "Charlton Heston Presents: The Bible," J/G Distribution Company, an affiliate of the General Partner, is entitled to certain distribution rights and fees. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for a description of these distribution rights and fees. As of December 31, 1997, gross sales made by J/G Distribution Company totaled $2,457,564, of which $1,228,782 has been retained by J/G Distribution Company for its fees and marketing costs, with the remaining $1,228,782 belonging 50 percent to the Partnership and 50 percent to Goodtimes. As of December 31, 1997, the Partnership had received $539,568 due from J/G Distribution, with the remaining $74,823 received in the first quarter of 1998.

          The General Partner is entitled to reimbursement from the Partnership for certain allocated general and administrative expenses in accordance with the terms of the limited partnership agreement of the Partnership. These expenses consist primarily of salaries and benefits paid to corporate personnel, rent, data processing services and other facilities costs. Such personnel provide administrative, accounting and legal services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner and certain of its affiliates with respect to the Partnership. In 1997, the General Partner charged $35,028 of direct expenses to the Partnership.

          The General Partner may also advance funds to the Partnership. Advances from the General Partner to the Partnership totaled $8,622 as of December 31, 1997. As the Partnership reimburses such advances from the General Partner on a timely basis, no interest on outstanding advances was charged to the Partnership during 1997.

          The Partnership reimburses affiliates of the General Partner for certain allocated administrative personnel expenses. These expenses generally consist of salaries and related benefits. Allocations of personnel costs are generally based on actual time spent by affiliated associates with respect to the Partnership. Such allocated expenses totaled $19,005 for the year ended December 31, 1997.

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

                                    JONES PROGRAMMING PARTNERS 2-A, LTD.,
                                    a Colorado limited partnership
                                    By  Jones Entertainment Group, Ltd.,
                                        its General Partner


                                    By:  /s/ Glenn R. Jones
                                        ----------------------------------------
                                        Glenn R. Jones
                                        Chairman of the Board, Chief Executive
Dated:    March 10, 1998                Officer and President

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    By:  /s/ Glenn R. Jones
                                        ----------------------------------------
                                        Glenn R. Jones
                                        Chairman of the Board, Chief Executive
                                        Officer and President
Dated:    March 10, 1998                (Principal Executive Officer)


                                    By:  /s/ Steven W. Gampp
                                        ----------------------------------------
                                        Steven W. Gampp
                                        Vice President/Finance and Treasurer
Dated:    March 10, 1998                (Principal Financial Officer)


                                    By:  /s/ Keith D. Thompson
                                        ----------------------------------------
                                        Keith D. Thompson
Dated:    March 10, 1998                Chief Accounting Officer
                                        (Principal Accounting Officer)


                                    By:  /s/ Wilfred N. Cooper, Sr.
                                        ----------------------------------------
                                        Wilfred N. Cooper, Sr.
Dated:    March 10, 1998                Director


                                    By:  /s/ J. Rodney Dyer
                                        ----------------------------------------
                                        J. Rodney Dyer
Dated:    March 10, 1998                Director


                                    By:  /s/ Robert Kearney
                                        ----------------------------------------
                                        Robert Kearney
Dated:    March 10, 1998                Director

                                    By:  /s/ David K. Zonker
                                        ----------------------------------------
                                        David K. Zonker
Dated:    March 10, 1998                Director