Form 10-Q
period 1998-03-31
JONES PROGRAMMING PARTNERS 2-A LTD
filed 1998-05-14
CIK 868610

                                  FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 1998.
                               --------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________.

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

Yes   X                                                                 No _____
    -----

                     JONES PROGRAMMING PARTNERS 2-A, LTD.
                     ------------------------------------
                            (A Limited Partnership)


                                     INDEX
                                     -----

                                                                           Page
                                                                          Number
                                                                          ------

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Unaudited Statements of Financial Position as of
                December 31, 1997 and March 31, 1998                          3

              Unaudited Statements of Operations for the
                Three Months Ended March 31, 1997 and 1998                    4

              Unaudited Statements of Cash Flows for the
                Three Months Ended March 31, 1997 and 1998                    5

              Notes to Unaudited Financial Statements as of
                March 31, 1998                                              6-7

     Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations              8-11

PART II.  OTHER INFORMATION                                                  12

                     JONES PROGRAMMING PARTNERS 2-A, LTD.
                     ------------------------------------
                            (A Limited Partnership)

                  UNAUDITED STATEMENTS OF FINANCIAL POSITION
                  ------------------------------------------


                                                                        December 31,     March 31,
                        ASSETS                                              1997           1998
                        ------                                          ------------    ----------
CASH AND CASH EQUIVALENTS                                               $    526,005    $  454,757

ACCOUNTS RECEIVABLE                                                           74,823             -

INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION,
  net of accumulated amortization of $3,666,515 and $3,666,600 as of
  December 31, 1997 and March 31, 1998, respectively (Note 3)                364,736       364,651
                                                                        ------------    ----------

       Total assets                                                     $    965,564    $  819,408
                                                                        ============    ==========



        LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
        -------------------------------------------

LIABILITIES:
  Accounts payable to affiliates                                        $      8,622    $    1,717
  Accrued distributions to partners                                          141,781       141,781
  Accrued liabilities                                                        123,910       124,371
                                                                        ------------    ----------
       Total liabilities                                                     274,313       267,869
                                                                        ------------    ----------

PARTNERS' CAPITAL (DEFICIT):
  General partner-
    Contributed capital                                                        1,000         1,000
    Distributions                                                            (30,431)      (31,849)
    Accumulated deficit                                                      (10,906)      (10,885)
                                                                        ------------    ----------

       Total general partner's deficit                                       (40,337)      (41,734)
                                                                        ------------    ----------

  Limited partners -
    Contributed capital, net of offering costs  (11,229 units
       outstanding as of December 31, 1997 and March 31, 1998)             4,823,980     4,823,980
    Distributions                                                         (3,012,602)   (3,152,965)
    Accumulated deficit                                                   (1,079,790)   (1,077,742)
                                                                        ------------    ----------

       Total limited partners' capital                                       731,588       593,273
                                                                        ------------    ----------

       Total partners' capital                                               691,251       551,539
                                                                        ------------    ----------

       Total liabilities and partners' capital (deficit)                $    965,564    $  819,408
                                                                        ============    ==========

        The accompanying notes to these unaudited financial statements are an integral part of these unaudited financial statements.

                     JONES PROGRAMMING PARTNERS 2-A, LTD.
                     ------------------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF OPERATIONS
                      ----------------------------------


                                                   For the Three Months
                                                      Ended March 31,
                                                   --------------------
                                                     1997        1998
                                                   --------    --------

GROSS REVENUES                                     $  5,661    $     85

COSTS AND EXPENSES:
  Costs of filmed entertainment                       5,240          85
  Distribution fees and expenses                      2,453           -
  Operating, general and administrative expenses     20,574       4,316
                                                   --------    --------

         Total costs and expenses                    28,267       4,401
                                                   --------    --------

OPERATING LOSS                                      (22,606)     (4,316)
                                                   --------    --------

OTHER INCOME:
  Interest income                                    16,218       6,385
                                                   --------    --------

         Other income, net                           16,218       6,385
                                                   --------    --------

NET INCOME (LOSS)                                  $ (6,388)   $  2,069
                                                   ========    ========

ALLOCATION OF NET INCOME (LOSS):
  General Partner                                  $    (64)   $     21
                                                   ========    ========

  Limited Partners                                 $ (6,324)   $  2,048
                                                   ========    ========

NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT     $   (.56)   $    .18
                                                   ========    ========

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                      11,299      11,299
                                                   ========    ========


        The accompanying notes to these unaudited financial statements are an integral part of these unaudited financial statements.

                     JONES PROGRAMMING PARTNERS 2-A, LTD.
                     ------------------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF CASH FLOWS
                      ----------------------------------


                                                       For the Three Months
                                                          Ended March 31,
                                                      ----------------------
                                                         1997        1998
                                                      ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                   $  (6,388)  $   2,069
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
     Amortization of filmed entertainment costs           5,240          85
     Amortization of discount                           (10,406)          -
     Net change in assets and liabilities:
      Decrease in accounts receivable                    19,621      74,823
      Decrease in other assets                              559           -
      Increase in accrued liabilities                    16,270         461
      Increase (decrease) in accounts payable to
        affiliates                                       27,076      (6,905)
                                                      ---------   ---------


          Net cash provided by operating activities      51,972      70,533
                                                      ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners                            (141,781)   (141,781)
                                                      ---------   ---------

          Net cash used in financing activities        (141,781)   (141,781)
                                                      ---------   ---------

DECREASE IN CASH AND CASH EQUIVALENTS                   (89,809)    (71,248)

CASH AND CASH EQUIVALENTS, beginning of period          537,638     526,005
                                                      ---------   ---------

CASH AND CASH EQUIVALENTS, end of period              $ 447,829   $ 454,757
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

                     JONES PROGRAMMING PARTNERS 2-A, LTD.
                     ------------------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


(1)  BASIS OF PRESENTATION
     ---------------------

     This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Statements of Financial Position and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Programming Partners 2-A, Ltd. (the "Partnership") as of December 31, 1997 and March 31, 1998 and its results of operations and its cash flows for the three month periods ended March 31, 1997 and 1998. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

(2)  TRANSACTIONS WITH AFFILIATED ENTITIES
     -------------------------------------

     The General Partner is entitled to reimbursement from the Partnership for its direct and indirect expenses allocable to the operations of the Partnership, which shall include, but not be limited to, rent, supplies, telephone, travel, legal expenses, accounting expenses, preparation and distribution of reports to investors and salaries of any full or part-time employees. Because the indirect expenses incurred by the General Partner on behalf of the Partnership are immaterial, the General Partner generally does not charge indirect expenses to the Partnership. The General Partner charged $13,664 and $2,442 to the Partnership for direct expenses to the Partnership for the three months ended March 31, 1997 and 1998, respectively.

(3)  INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION
     ----------------------------------------------

     "Charlton Heston Presents: The Bible"
      -----------------------------------

     In May 1992, the General Partner, on behalf of the Partnership, entered into an agreement with Agamemnon Films, an unaffiliated party, to produce four one-hour programs for television, entitled "Charlton Heston Presents:
     The Bible" (the "Bible Programs"). The production costs of the Bible Programs were approximately $2,130,000. In addition, the Partnership paid a $240,000 production and overhead fee to the General Partner. In return for agreeing to fund these production costs, the Partnership acquired all rights to the Bible Programs in all markets and in all media in perpetuity. The Partnership subsequently assigned half of its ownership of the Bible Programs to an unaffiliated party for an investment of $1,000,000 toward the production costs for the Bible Programs. After consideration of the reimbursement, the Partnership's total investment in the Bible Programs is $1,369,764 and its net investment, after consideration of amortization, was $19,300 as of March 31, 1998. From inception to March 31, 1998, the Partnership has recognized $1,478,865 of gross revenue from this film, of which $623,391 has been retained by the distributors of the film for their fees and marketing costs and $855,474 has been received by the Partnership as of March 31, 1997. The Partnership plans to recover its remaining investment of $19,300 in this film from net revenues generated from domestic and international home video markets or from the sale of the Partnership's interests in the film.

     "The Whipping Boy"
      ----------------

     In August 1993, the Partnership acquired the film rights to the Newbury Award-winning book "The Whipping Boy." "The Whipping Boy" was produced as a two hour telefilm which premiered in the North American television market on The Disney Channel. The film's final cost was approximately $4,100,000. As of March 31, 1998, the Partnership had invested $2,661,487 in the film, which included a $468,000 production and overhead fee paid to the General Partner. The film was co-produced by the General Partner and Gemini Films, a German company. The completed picture was delivered to The Disney Channel in the second quarter of 1994. From inception to March 31, 1998, the Partnership has recognized $2,273,821 of gross revenue from this film, of which $2,100,000 represents the initial license fee from The Disney Channel that was used to finance the film's production. Of the remaining $173,821, $8,350 has been retained by the distributors of the film for their fees and marketing costs and $165,471 has been received by the Partnership as of March 31, 1998. The Partnership plans to recover its remaining investment in this film from net revenues generated from domestic and international home video and television markets. The Partnership's net investment in the film, after consideration of amortization, was $345,351 as of March 31, 1998. The Partnership plans to recover its remaining investment in this film from net revenues generated from domestic and international home video and television markets or from the sale of the Partnership's interests in the film.

                     JONES PROGRAMMING PARTNERS 2-A, LTD.
                     ------------------------------------
                            (A Limited Partnership)

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

                              FINANCIAL CONDITION
                              -------------------


Liquidity and Capital Resources
-------------------------------

The Partnership's principal sources of liquidity are cash on hand and amounts received from the domestic and international distribution of its programming.
As of March 31, 1998, the Partnership had $454,757 in cash. It is not anticipated that the Partnership will invest in any additional programming projects, but instead will focus on the distribution of its existing programming projects.

In February 1998, distributions for the quarter ending December 31, 1997 totaling $141,781 were paid by the Partnership. For the three months ended March 31, 1998, the Partnership declared a distribution totaling $141,781, which will be paid in May 1998. Given the near completion of the second cycle distribution of the Partnership's programming, quarterly distributions may be suspended. The Partnership will retain a certain level of working capital, including any necessary reserves, to fund its operating activities. If distributions are suspended in 1998, any amounts in excess of the Partnership's working capital needs received from continued second cycle distribution of the Partnership's programming may be periodically distributed to partners. In addition, future distributions will also be made from proceeds received from the sale of the Partnership's assets.

The General Partner, on behalf of the Partnership, is currently beginning to engage in efforts to sell the Partnership's interests in its programming projects. Estimates of value obtained from independent consulting firms in late 1996 and early 1997 are being used by the General Partner in planning sales. There can be no assurance that the ultimate negotiated sales prices of the programming projects sold to unaffiliated parties will be at least equal to the films' estimated fair market value. If the General Partner or one of its affiliates exercises its right to purchase a programming project, however, the sales price for such a transaction will be equal to the average of three independent appraisals of the programming project's fair market value. Any sale of all or substantially all of the Partnership's assets will be subject to the approval of the Partnership's limited partners prior to closing of the sale.

The General Partner cannot predict at this time when or at what price the Partnership's interests in its programming projects ultimately will be sold. However, any direct costs incurred by the General Partner on behalf of the Partnership in soliciting and arranging for the sale of the Partnership's programming projects will be charged to the Partnership. It is anticipated that proceeds from the sale of the Partnership's interests in its programming will be distributed to the partners upon such sale. Based on the independent estimates of value obtained for the Partnership's programming projects, it now appears likely that the projects together with all prior distributions paid to the limited partners will not be sufficient to return to the limited partners 100% of their initial capital contributions made to the Partnership.

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

The Partnership and JDFC granted the General Partner the exclusive rights to distribute the Bible Programs. To accomplish this, the General Partner, on its own behalf, and GoodTimes entered into an agreement to form J/G Distribution Company to distribute the Bible Programs. J/G Distribution Company was formed in June 1992 and the Partnership granted it the sole and exclusive right to exhibit and distribute, and to license others to exhibit and distribute, the Bible Programs in all markets, all languages, and all media in perpetuity. J/G Distribution Company holds the copyright for the benefit of the Partnership (50 percent interest) and GoodTimes (50 percent interest). J/G Distribution Company is currently distributing the Bible Programs in the retail home video market.
As of March 31, 1998, gross sales made by J/G Distribution Company totaled $2,457,564, of which $1,228,782 has been retained by J/G Distribution Company for its fees and marketing costs, with the remaining $1,228,782 belonging 50 percent to the Partnership and 50 percent to GoodTimes. Additionally, $250,000 was received directly by the Partnership as its share of the initial license fee from A&E. As of March 31, 1998, the Partnership had received both $614,391 from J/G Distribution and the $250,000 from A&E.

The Partnership plans to recover its remaining net investment in the Bible Programs of $19,300 from net revenues generated from domestic and international home video markets or from sale of the Partnership's interests in the film.

"The Whipping Boy"
 ----------------

In August 1993, the Partnership acquired the film rights to the Newbury Award-winning book "The Whipping Boy." The project was co-developed by the Partnership and The Disney Channel and produced by the General Partner and German and French co-production partners. The completed telefilm was delivered to The Disney Channel in the second quarter of 1994 and premiered in the North American television market in July 1994. As of March 31, 1998, the Partnership had invested $2,661,487 in the film, which included a $468,000 production and overhead fee payable to the General Partner. The Partnership has received approximately $2,100,000 from The Disney Channel for licensing certain rights to the film to The Disney Channel.

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

In March 1995, the General Partner, on behalf of the Partnership, entered into an agreement with an unaffiliated party granting rights to distribute "The Whipping Boy" in the non-theatrical domestic markets. Non-theatrical markets include 16mm sales and rentals, in-flight, oil rigs, ships at sea, military installations, libraries, restaurants, hotels, motels or other institutional or commercial enterprises. As of March 31, 1998, gross sales made under this agreement totaled $37,916, of which $8,325 was retained by the distributor for its fees and $29,591 was received by the Partnership.

In May 1995, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party granting rights to distribute "The Whipping Boy" in the domestic home video market for a period not to exceed five years. As of March 31, 1998, net sales earned and received by the Partnership under this agreement totaled $135,121.

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

The Partnership plans to recover its remaining net investment in this film of $345,436 primarily from net revenues generated from international and domestic home video and television distribution or sale of the Partnership's interests in the film.

                             RESULTS OF OPERATIONS
                             ---------------------

Revenues of the Partnership decreased $5,576, from $5,661 to $85 for the three months ended March 31, 1997 and 1998, respectively. This decrease was the result of an overall decrease in international and domestic sales of the Partnership's programming. Revenue from the distribution of the Bible Programs decreased $4,855, from $4,855 to $0 for the three months ended March 31, 1997 and 1998, respectively. In addition, revenue from the distribution of "The Whipping Boy" decreased $721, from $806 to $85 for the three months ended March 31, 1997 and 1998, respectively.

Filmed entertainment costs decreased $5,155, from $5,240 to $85 for the three months ended March 31, 1997 and 1998, respectively. This decrease was the result of decreased revenues from the Partnership's programming as discussed above. Filmed entertainment costs are amortized over the life of the film in the ratio that current gross revenues bear to anticipated total gross revenues.

Distribution fees and expenses decreased $2,453, from $2,453 to $0 for the three months ended March 31, 1997 and 1998, respectively. This decrease was the result of decreased revenues from the Partnership's programming as discussed above. Distribution fees and expenses relate to the compensation due and costs incurred by unaffilliated parties in selling the Partnership's programming in the domestic and international markets. The timing and amount of distribution fees and expenses vary depending upon the individual market in which programming is distributed.

Operating, general and administrative expenses decreased $16,258, from $20,574 to $4,316 for the three months ended March 31, 1997 and 1998, respectively.
This decrease was due primarily to decreased direct costs allocable to the operations of the Partnership that were charged to the Partnership by the General Partner and its affiliates in 1998 as compared to 1997. The decrease in direct costs allocable to the Partnership's operations resulted mainly from the decrease in General Partner personnel expenses and the decrease in direct time spent by the affiliates of the General Partner on the accounting and legal functions of the Partnership.

Interest income decreased $9,833, from $16,218 to $6,385 for the three months ended March 31, 1997 and 1998, respectively. This decrease in interest income was due primarily to a $10,406 decrease in interest income recognized during the first quarter of 1998 as compared to the similar period in 1997 relating to the amortization of the discount on the promissory notes received from the General Partner as part of the June 1995 sale of the film "Household Saints." This decrease was partially offset by higher levels of invested cash balances in the three months ended March 31, 1998 as compared to the same period in 1997.

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

                                  JONES PROGRAMMING PARTNERS 2-A, LTD.
                                  BY:  JONES ENTERTAINMENT GROUP, LTD.
                                       General Partner



                                  By:  /s/ Steven W. Gampp
                                       -----------------------------------------
                                       Steven W. Gampp
                                       Vice President/Finance and Treasurer
                                       (Principal Financial Officer)

Dated:  May 14, 1998