Form 10-Q
period 1998-06-30
JONES PROGRAMMING PARTNERS 2-A LTD
filed 1998-08-13
CIK 868610

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1998.
                                                    -------------
[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________to_________.

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


                                     INDEX
                                     -----
                                                                      Page
                                                                     Number
                                                                     ------
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Unaudited Statements of Financial Position as of
             December 31, 1997 and June 30, 1998                        3

           Unaudited Statements of Operations for the
             Three and Six Months Ended June 30, 1997 and 1998          4

           Unaudited Statements of Cash Flows for the
             Six Months Ended June 30, 1997 and 1998                    5

           Notes to Unaudited Financial Statements as of
             June 30, 1998                                            6-7

  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations           8-11

PART II.  OTHER INFORMATION                                            12

                     JONES PROGRAMMING PARTNERS 2-A, LTD.
                     ------------------------------------
                            (A Limited Partnership)

                  UNAUDITED STATEMENTS OF FINANCIAL POSITION
                  ------------------------------------------

                                                                         December 31,   June 30,
                        ASSETS                                             1997           1998
                        ------                                          ------------   -----------
CASH AND CASH EQUIVALENTS                                                $   526,005   $   319,612

ACCOUNTS RECEIVABLE                                                           74,823        68,563

INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION,
  net of accumulated amortization of $3,666,515 and $3,686,343 as of
  December 31, 1997 and June 30, 1998, respectively (Note 3)                 364,736       344,908
                                                                         -----------   -----------

           Total assets                                                  $   965,564   $   733,083
                                                                         ===========   ===========


      LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
      -------------------------------------------

LIABILITIES:
  Accounts payable to affiliates                                         $     8,622   $   138,389
  Accrued distributions to partners                                          141,781       141,781
  Accrued liabilities                                                        123,910         2,375
                                                                         -----------   -----------

           Total liabilities                                                 274,313       282,545
                                                                         -----------   -----------

PARTNERS' CAPITAL (DEFICIT):
  General partner-
    Contributed capital                                                        1,000         1,000
    Distributions                                                            (30,431)      (33,267)
    Accumulated deficit                                                      (10,906)      (10,478)
                                                                         -----------   -----------

           Total general partner's deficit                                   (40,337)      (42,745)
                                                                         -----------   -----------

  Limited partners -
    Contributed capital, net of offering costs (11,229 units outstanding
       as of December 31, 1997 and June 30, 1998)                          4,823,980     4,823,980
    Distributions                                                         (3,012,602)   (3,293,328)
    Accumulated deficit                                                   (1,079,790)   (1,037,369)
                                                                         -----------   -----------

           Total limited partners' capital                                   731,588       493,283
                                                                         -----------   -----------

           Total partners' capital                                           691,251       450,538
                                                                         -----------   -----------

           Total liabilities and partners' capital (deficit)             $   965,564   $   733,083
                                                                         ===========   ===========




         The accompanying notes to these unaudited financial statements are an integral part of these unaudited financial statements.

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------


                                                    For the Three Months   For the Six Months
                                                       Ended June 30,        Ended June 30,
                                                    ---------------------  -------------------
                                                       1997       1998       1997       1998
                                                    ----------  ---------  ---------  --------

GROSS REVENUES                                       $101,757    $137,569  $107,418   $137,654

COSTS AND EXPENSES:
  Costs of filmed entertainment                        99,645      19,743   104,885     19,828
  Distribution fees and expenses                       12,162      68,564    14,615     68,564
  Operating, general and administrative expenses       19,089      13,256    39,663     17,572
                                                     --------    --------  --------   --------

          Total costs and expenses                    130,896     101,563   159,163    105,964
                                                     --------    --------  --------   --------

OPERATING INCOME (LOSS)                               (29,139)     36,006   (51,745)    31,690
                                                     --------    --------  --------   --------

OTHER INCOME:
  Interest income                                       8,057       4,754    24,275     11,139
  Other income                                              -          20         -         20
                                                     --------    --------  --------   --------

          Other income                                  8,057       4,774    24,275     11,159
                                                     --------    --------  --------   --------

NET INCOME (LOSS)                                    $(21,082)   $ 40,780  $(27,470)  $ 42,849
                                                     ========    ========  ========   ========

ALLOCATION OF NET INCOME (LOSS):
  General partner                                    $   (211)   $    408  $   (275)  $    428
                                                     ========    ========  ========   ========

  Limited partners                                   $(20,871)   $ 40,372  $(27,195)  $ 42,421
                                                     ========    ========  ========   ========
NET INCOME (LOSS) PER LIMITED
   PARTNERSHIP UNIT                                    $(1.86)      $3.60    $(2.42)     $3.78
                                                     ========    ========  ========   ========

WEIGHTED AVERAGE NUMBER OF LIMITED
   PARTNERSHIP UNITS OUTSTANDING                       11,229      11,229    11,229     11,229
                                                     ========    ========  ========   ========


          The accompanying notes to the unaudited financial statement are an integral part of these unaudited financial statements.

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS
                       ----------------------------------

                                                                     For the Six Months
                                                                       Ended June 30,
                                                                   ----------------------
                                                                      1997        1998
                                                                   ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                $ (27,470)  $  42,849
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Amortization of filmed entertainment costs                     104,885      19,828
      Amortization of discount                                       (14,207)          -
      Net change in assets and liabilities:
        Decrease in accounts receivable                               76,090       6,260
        Decrease in other assets                                       1,184           -
        Increase (decrease) in accounts payable to affiliates        (15,265)    129,767
        Decrease in accrued liabilities                               (3,660)   (121,535)
                                                                   ---------   ---------

          Net cash provided by operating activities                  121,557      77,169
                                                                   ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from payment of note receivable from General Partner      389,166           -
                                                                   ---------   ---------

          Net cash provided by investing activities                  389,166           -
                                                                   ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners                                         (283,562)   (283,562)
                                                                   ---------   ---------

          Net cash used in financing activities                     (283,562)   (283,562)
                                                                   ---------   ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     227,161    (206,393)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       537,638     526,005
                                                                   ---------   ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $ 764,799   $ 319,612
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

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


(1)  BASIS OF PRESENTATION
     ---------------------

     This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Statements of Financial Position and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Programming Partners 2-A, Ltd. (the "Partnership") as of December 31, 1997 and June 30, 1998 and its results of operations and its cash flows for the three and six month periods ended June 30, 1997 and 1998. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

(2)  TRANSACTIONS WITH AFFILIATED ENTITIES
     -------------------------------------

     The General Partner is entitled to reimbursement from the Partnership for its direct and indirect expenses allocable to the operations of the Partnership, which shall include, but not be limited to, rent, supplies, telephone, travel, legal expenses, accounting expenses, preparation and distribution of reports to investors and salaries of any full or part-time employees. Because the indirect expenses incurred by the General Partner on behalf of the Partnership are immaterial, the General Partner generally does not charge indirect expenses to the Partnership. The General Partner charged $26,824 and $5,435 to the Partnership for direct expenses to the Partnership for the six months ended June 30, 1997 and 1998, respectively.

(3)  INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION
     ----------------------------------------------

     "Charlton Heston Presents: The Bible"
      -----------------------------------

     In May 1992, the General Partner, on behalf of the Partnership, entered into an agreement with Agamemnon Films, an unaffiliated party, to produce four one-hour programs for television, entitled "Charlton Heston Presents:
     The Bible" (the "Bible Programs"). The production costs of the Bible Programs were approximately $2,130,000. In addition, the Partnership paid a $240,000 production and overhead fee to the General Partner. In return for agreeing to fund these production costs, the Partnership acquired all rights to the Bible Programs in all markets and in all media in perpetuity. The Partnership subsequently assigned half of its ownership of the Bible Programs to an unaffiliated party for an investment of $1,000,000 toward the production costs for the Bible Programs. After consideration of the reimbursement, the Partnership's total investment in the Bible Programs is $1,369,764. From inception to June 30, 1998, the Partnership has recognized $1,615,991 of gross revenue from this film, of which $691,954 has been retained by the distributors of the film for their fees and marketing costs and $855,474 has been received by the Partnership as of June 30, 1998. The remaining $68,563 was received by the Partnership in July 1998. The Partnership recovered its remaining investment in this film during the three month period ended June 30, 1998.

     "The Whipping Boy"
      ----------------

     In August 1993, the Partnership acquired the film rights to the Newbury Award-winning book "The Whipping Boy." "The Whipping Boy" was produced as a two hour telefilm which premiered in the North American television market on The Disney Channel. The film's final cost was approximately $4,100,000. As of June 30, 1998, the Partnership had invested $2,661,487 in the film, which included a $468,000 production and overhead fee paid to the General Partner. The film was co-produced by the General Partner and Gemini Films, a German company. The completed picture was delivered to The Disney Channel in the second quarter of 1994. From inception to June 30, 1998, the Partnership has recognized $2,274,265 of gross revenue from this film, of which $2,100,000 represents the initial license fee from The Disney Channel that was used to finance the film's production. Of the remaining $174,265, $8,350 has been retained by the distributors of the film for their fees and marketing costs and $165,915 has been received by the Partnership as of June 30, 1998. The Partnership plans to recover its remaining investment in this film from net revenues generated from domestic and international home video and television markets. The Partnership's net investment in the film, after consideration of amortization, was $344,908 as of June 30, 1998. The Partnership plans to recover its remaining investment in this film from net revenues generated from domestic and international home video and television markets or from the sale of the Partnership's interests in the film.

                     JONES PROGRAMMING PARTNERS 2-A, LTD.
                     ------------------------------------
                            (A Limited Partnership)

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

                              FINANCIAL CONDITION
                              -------------------


Liquidity and Capital Resources
-------------------------------

The Partnership's principal sources of liquidity are cash on hand and amounts received from the domestic and international distribution of its programming.
As of June 30, 1998, the Partnership had $319,612 in cash. It is not anticipated that the Partnership will invest in any additional programming projects, but instead will focus on the distribution of its existing programming projects.

For the six months ended June 30, 1998, the Partnership declared distributions totaling $283,562, of which $141,781 was paid in May 1998. The remaining $141,781 will be paid in August 1998. Given the near completion of the second cycle distribution of the Partnership's programming, quarterly distributions may be suspended. The Partnership will retain a certain level of working capital, including any necessary reserves, to fund its operating activities. If distributions are suspended in 1998, any amounts in excess of the Partnership's working capital needs received from continued second cycle distribution of the Partnership's programming may be periodically distributed to partners. In addition, future distributions will also be made from proceeds received from the sale of the Partnership's assets.

The General Partner, on behalf of the Partnership, is currently beginning to engage in efforts to sell the Partnership's interests in its programming projects. Estimates of value obtained from independent consulting firms in late 1996 and early 1997 are being used by the General Partner in planning sales. There can be no assurance that the ultimate negotiated sales prices of the programming projects sold to unaffiliated parties will be at least equal to the films' estimated fair market value. If the General Partner or one of its affiliates exercises its right to purchase a programming project, however, the sales price for such a transaction will be at least equal to the average of six independent appraisals of the programming project's fair market value. Any sale of all or substantially all of the Partnership's assets will be subject to the approval of the Partnership's limited partners prior to closing of the sale.

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

The Partnership and JDFC granted the General Partner the exclusive rights to distribute the Bible Programs. To accomplish this, the General Partner, on its own behalf, and GoodTimes entered into an agreement to form J/G Distribution Company to distribute the Bible Programs. J/G Distribution Company was formed in June 1992 and the Partnership granted it the sole and exclusive right to exhibit and distribute, and to license others to exhibit and distribute, the Bible Programs in all markets, all languages, and all media in perpetuity. J/G Distribution Company holds the copyright for the benefit of the Partnership (50 percent interest) and GoodTimes (50 percent interest). J/G Distribution Company is currently distributing the Bible Programs in the retail home video market.
As of June 30, 1998, gross sales made by J/G Distribution Company totaled $2,731,814 , of which $1,365,907 has been retained by J/G Distribution Company for its fees and marketing costs, with the remaining $1,365,907 belonging 50 percent to the Partnership and 50 percent to GoodTimes. Additionally, $250,000 was received directly by the Partnership as its share of the initial license fee from A&E. As of June 30, 1998, the Partnership had received $614,391 from J/G Distribution and the $250,000 from A&E with the remaining $68,563 received by the Partnership in July 1998.

The Partnership recovered its remaining net investment in the Bible Programs during the three month period ended June 30, 1998.

"The Whipping Boy"
 ----------------

In August 1993, the Partnership acquired the film rights to the Newbury Award-winning book "The Whipping Boy." The project was co-developed by the Partnership and The Disney Channel and produced by the General Partner and German and French co-production partners. The completed telefilm was delivered to The Disney Channel in the second quarter of 1994 and premiered in the North American television market in July 1994. As of June 30, 1998, the Partnership had invested $2,661,487 in the film, which included a $468,000 production and overhead fee payable to the General Partner. The Partnership has received approximately $2,100,000 from The Disney Channel for licensing certain rights to the film to The Disney Channel.

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

In March 1995, the General Partner, on behalf of the Partnership, entered into an agreement with an unaffiliated party granting rights to distribute "The Whipping Boy" in the non-theatrical domestic markets. Non-theatrical markets include 16mm sales and rentals, in-flight, oil rigs, ships at sea, military installations, libraries, restaurants, hotels, motels or other institutional or commercial enterprises. As of June 30, 1998, gross sales made under this agreement totaled $38,348, of which $8,325 was retained by the distributor for its fees and $30,023 was received by the Partnership.

In May 1995, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party granting rights to distribute "The Whipping Boy" in the domestic home video market for a period not to exceed five years. As of June 30, 1998, net sales earned and received by the Partnership under this agreement totaled $135,121.

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

The Partnership plans to recover its remaining net investment in this film of $344,908 primarily from net revenues generated from international and domestic home video and television distribution or sale of the Partnership's interests in the film.

                             RESULTS OF OPERATIONS
                             ---------------------

Revenues of the Partnership increased $35,812, from $101,757 to $137,569 for the three months ended June 30, 1997 and 1998, respectively. Revenues of the Partnership increased $30,236, from $107,418 to $137,654 for the six months ended June 30, 1997 and 1998, respectively. These increases were primarily the result of an increase in the distribution of the Bible Programs. Revenues from the Bible Programs increased $132,271, from $4,855 to $137,126 for the three months ended June 30, 1997 and 1998, respectively, and increased $107,946, from $29,180 to $137,126 for the six months ended June 30, 1997 and 1998, respectively. These increases in Bible Programs revenue were partially offset by decreases in the distribution of "The Whipping Boy". Revenues received from "The Whipping Boy" decreased $76,988, from $77,432 to $444 for the three months ended June 30, 1997 and 1998, respectively, and decreased $77,709, from $78,238 to $529 for the six months ended June 30, 1997 and 1998, respectively.

Filmed entertainment costs decreased $79,902, from $99,645 to $19,743 for the three months ended June 30, 1997 and 1998, respectively. Filmed entertainment costs decreased $85,057, from $104,885 to $19,828 for the six months ended June 30, 1997 and 1998, respectively. These decreases were the result of the full amortization of the capitalized production costs relating to the Bible Programs during 1998. Filmed entertainment costs are amortized over the life of the film in the ratio that current gross revenues bear to anticipated total gross revenues.

Distribution fees and expenses increased $56,402, from $12,162 to $68,564 for the three months ended June 30, 1997 and 1998, respectively. Distribution fees and expenses increased $53,949, from $14,615 to $68,564 for the six months ended June 30, 1997 and 1998, respectively. Theses increases were the result of increased revenues from the

Partnership's programming as discussed above. Distribution fees and expenses relate to the compensation due and costs incurred by unaffilliated parties in selling the Partnership's programming in the domestic and international markets. The timing and amount of distribution fees and expenses vary depending upon the individual market in which programming is distributed.

Operating, general and administrative expenses decreased $5,833, from $19,089 to $13,256 for the three months ended June 30, 1997 and 1998, respectively. Operating and general and administrative expenses decreased $22,091, from $39,663 to $17,572 for the six months ended June 30, 1997 and 1998, respectively. These decreases were due primarily to decreased direct costs allocable to the operations of the Partnership that were charged to the Partnership by the General Partner and its affiliates in 1998 as compared to 1997. The decrease in direct costs allocable to the Partnership's operations resulted mainly from the decrease in General Partner personnel expenses and the decrease in direct time spent by the affiliates of the General Partner on the accounting and legal functions of the Partnership.

Interest income decreased $3,303, from $8,057 to $4,754 for the three months ended June 30, 1997 and 1998, respectively. Interest income decreased $13,136, from $24,275 to $11,139 for the six months ended June 30, 1997 and 1998, respectively. These decreases in interest income were due primarily to decreases of $3,801 and 14,207 for the three months ended and six months ended June 30, 1998 as compared to similar periods in 1997 related to the amortization of the discount on the promissory notes received from the General Partner as part of the June 1995 sale of the film "Household Saints." These decreases were partially offset by higher levels of invested cash balances in the six months ended June 30, 1998 as compared to the same period in 1997.

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

                                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                                      BY: JONES ENTERTAINMENT GROUP, LTD.
                                          General Partner



                                      By: /s/ Steven W. Gampp
                                          ---------------------------------
                                          Steven W. Gampp
                                          Vice President/Finance and Treasurer
                                          (Principal Financial Officer)

Dated:  August 14, 1998