Form 10-Q
period 1998-09-30
JONES PROGRAMMING PARTNERS 2-A LTD
filed 1998-11-13
CIK 868610

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 1998.
                               ------------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to _______________.


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


                                     INDEX
                                     -----

                                                             Page
                                                            Number
                                                            ------
PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

       Unaudited Statements of Financial Position as of
         December 31, 1997 and September 30, 1998               3

       Unaudited Statements of Operations for the
         Three and Nine Months Ended September 30, 1997         4
         and 1998

       Unaudited Statements of Cash Flows for the
         Nine Months Ended September 30, 1997 and 1998          5

       Notes to Unaudited Financial Statements as of
         September 30, 1998                                   6-7

   Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations       8-11


PART II.  OTHER INFORMATION                                    12

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                   UNAUDITED STATEMENTS OF FINANCIAL POSITION
                   ------------------------------------------


                                                                             December 31,  September 30,
                              ASSETS                                            1997          1998
                              ------                                        ------------  -------------
CASH AND CASH EQUIVALENTS                                                    $   526,005   $   115,545

ACCOUNTS RECEIVABLE                                                               74,823             -

INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION,
  net of accumulated amortization of $3,666,515 and $3,686,343 as of
  December 31, 1997 and September 30, 1998, respectively (Note 3)                364,736       344,908
                                                                             -----------   -----------
          Total assets                                                       $   965,564   $   460,453
                                                                             ===========   ===========

        LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
        -------------------------------------------

LIABILITIES:
  Accounts payable to affiliates                                             $     8,622   $     4,794
  Accrued distributions to partners                                              141,781             -
  Accrued liabilities                                                            123,910         3,500
                                                                             -----------   -----------
                      Total liabilities                                          274,313         8,294
                                                                             -----------   -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partner:
    Contributed capital                                                            1,000         1,000
    Distributions                                                                (30,431)      (33,267)
    Accumulated deficit                                                          (10,906)      (10,461)
                                                                             -----------   -----------
                      Total general partner's deficit                            (40,337)      (42,728)
                                                                             -----------   -----------
  Limited partners:
    Contributed capital, net of offering costs  (11,229 units outstanding
       as of December 31, 1997 and September 30, 1998)                         4,823,980     4,823,980
    Distributions                                                             (3,012,602)   (3,293,328)
    Accumulated deficit                                                       (1,079,790)   (1,035,765)
                                                                             -----------   -----------
                     Total limited partners' capital                             731,588       494,887
                                                                             -----------   -----------
                     Total partners' capital                                     691,251       452,159
                                                                             -----------   -----------
                     Total liabilities and partners' capital                 $   965,564   $   460,453
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

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------

                                                 For the Three Months         For the Nine Months
                                                  Ended September 30,          Ended September 30,
                                                ------------------------    ------------------------
                                                  1997            1998        1997            1998
                                                --------        --------    --------        --------
GROSS REVENUES                                  $ 77,268         $ 7,513     $184,686       $145,167

COSTS AND EXPENSES:
  Costs of filmed entertainment                   76,859               -      181,744         19,828
  Distribution fees and expenses                   3,156           3,757       17,771         72,320
  Operating, general and administrative expenses  24,502           6,030       64,165         23,602
                                                --------         -------     --------       --------

          Total costs and expenses               104,517           9,787      263,680        115,750
                                                --------         -------     --------       --------

OPERATING INCOME (LOSS)                          (27,249)         (2,274)     (78,994)        29,417
                                                --------         -------     --------       --------

OTHER INCOME:
  Interest income                                  7,978           3,894       32,253         15,033
  Other income                                         -               -            -             20
                                                --------         -------     --------       --------

          Total income                             7,978           3,894       32,253         15,053
                                                --------         -------     --------       --------

NET INCOME (LOSS)                               $(19,271)        $ 1,620     $(46,741)      $ 44,470
                                                ========         =======     ========       ========

ALLOCATION OF NET INCOME (LOSS):
  General partner                               $   (193)        $    16     $   (467)      $    445
                                                ========         =======     ========       ========

  Limited partners                              $(19,078)        $ 1,605     $(46,274)      $ 44,025
                                                ========         =======     ========       ========
NET INCOME (LOSS) PER LIMITED
   PARTNERSHIP UNIT                             $  (1.70)        $   .15     $  (4.12)      $   3.92
                                                ========         =======     ========       ========

WEIGHTED AVERAGE NUMBER OF LIMITED
   PARTNERSHIP UNITS OUTSTANDING                  11,229          11,229       11,229         11,229
                                                ========         =======     ========       ========



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

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS
                       ----------------------------------

                                                                  For the Nine Months
                                                                  Ended September 30,
                                                             -----------------------------
                                                                 1997             1998
                                                             ------------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                            $ (46,741)       $  44,470
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Amortization of filmed entertainment costs                 181,744           19,828
      Amortization of discount                                   (14,207)               -
      Net change in assets and liabilities:
        Decrease in accounts receivable                            4,677           74,823
        Increase in other assets                                    (275)               -
        Decrease in accounts payable to affiliates               (13,136)          (3,850)
        Decrease in accrued liabilities                           (4,397)        (120,410)
                                                                ---------        ---------

          Net cash provided by (used in) operating activities    107,665          (14,883)
                                                                ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from payment of note receivable by General Partner    389,166                -
                                                                ---------        ---------

          Net cash provided by investing activities              389,166                -
                                                                ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners                                     (425,343)        (425,343)
                                                                ---------        ---------

          Net cash used in financing activities                 (425,343)        (425,343)
                                                                ---------        ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  71,488         (410,460)

CASH AND CASH EQUIVALENTS, beginning of period                   537,638          526,005
                                                                ---------        ---------
CASH AND CASH EQUIVALENTS, end of period                       $ 609,126        $ 115,545
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

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


(1)  BASIS OF PRESENTATION
     ---------------------

     This form 10-q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Statements of Financial Position and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Programming Partners 2-A, Ltd. (the "Partnership") as of December 31, 1997 and September 30, 1998 and its results of operations and its cash flows for the three and nine month periods ended September 30, 1997 and 1998. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

(2)  TRANSACTIONS WITH AFFILIATED ENTITIES
     -------------------------------------

     The General Partner is entitled to reimbursement from the Partnership for its direct and indirect expenses allocable to the operations of the Partnership, which shall include, but not be limited to, rent, supplies, telephone, travel, legal expenses, accounting expenses, preparation and distribution of reports to investors and salaries of any full or part-time employees. Because the indirect expenses incurred by the General Partner on behalf of the Partnership are immaterial, the General Partner generally does not charge indirect expenses to the Partnership. The General Partner charged $14,860 and $2,954 to the Partnership for direct expenses to the Partnership for the three months ended September 30, 1997 and 1998, respectively. For the nine month periods ended September 30, 1997 and 1998, $41,684 and $8,389, respectively, of direct expenses were charged to the Partnership.

(3)  INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION
     ----------------------------------------------

     "Charlton Heston Presents: The Bible"
      -----------------------------------

     In May 1992, the General Partner, on behalf of the Partnership, entered into an agreement with Agamemnon Films, an unaffiliated party, to produce four one-hour programs for television, entitled "Charlton Heston Presents:
     The Bible" (the "Bible Programs"). The production costs of the Bible Programs were approximately $2,130,000. In addition, the Partnership paid a $240,000 production and overhead fee to the General Partner. In return for agreeing to fund these production costs, the Partnership acquired all rights to the Bible Programs in all markets and in all media in perpetuity. The Partnership subsequently assigned half of its ownership of the Bible Programs to an unaffiliated party for an investment of $1,000,000 toward the production costs for the Bible Programs. After consideration of the reimbursement, the Partnership's total investment in the Bible Programs is $1,369,764. From inception to September 30, 1998, the Partnership has recognized $1,623,503 of gross revenue from this film, of which $695,710 has been retained by the distributors of the film for their fees and marketing costs and $927,793 has been received by the Partnership as of September 30, 1998. The Partnership recovered its remaining investment in this film in June 1998.

     "The Whipping Boy"
      ----------------

     In August 1993, the Partnership acquired the film rights to the Newbury Award-winning book "The Whipping Boy." "The Whipping Boy" was produced as a two hour telefilm which premiered in the North American television market on The Disney Channel. The film's final cost was approximately $4,100,000. As of September 30, 1998, the Partnership had invested $2,661,487 in the film, which included a $468,000 production and overhead fee paid to the General Partner. The film was co-produced by the General Partner and Gemini Films, a German company. The completed picture was delivered to The Disney Channel in the second quarter of 1994. From inception to September 30, 1998, the Partnership has recognized $2,274,265 of gross revenue from this film, of which $2,100,000 represents the initial license fee from The Disney Channel that was used to finance the film's production. Of the remaining $174,265, $8,350 has been retained by the distributors of the film for their fees and marketing costs and $165,915 has been received by the Partnership as of September 30, 1998. The Partnership plans to recover its remaining investment in this film from net revenues generated from domestic and international home video and television markets. The Partnership's net investment in the film, after consideration of amortization, was $344,908 as of September 30, 1998. The Partnership plans to recover its remaining investment in this film from net revenues generated from domestic and international home video and television markets or from the sale of the Partnership's interests in the film.

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

                              FINANCIAL CONDITION
                              -------------------


Liquidity and Capital Resources
-------------------------------

The Partnership's principal sources of liquidity are cash on hand and amounts received from the domestic and international distribution of its programming.
As of September 30, 1998, the Partnership had $115,545 in cash. It is not anticipated that the Partnership will invest in any additional programming projects, but instead will focus on the distribution and/or sale of its existing programming projects.

Given the near completion of the second cycle distribution of the Partnership's programming, regular quarterly distributions have been suspended beginning with the quarter ended September 30, 1998. However, for the nine months ended September 30, 1998, the Partnership declared distributions totaling $283,562, of which $141,781 was paid in May 1998, and $141,781 was paid in August 1998. The Partnership will retain a certain level of working capital, including any necessary reserves, to fund its operating activities. Any amounts in excess of the Partnership's working capital needs received from continued second cycle distribution of the Partnership's programming may be periodically distributed to partners. In addition, future distributions will also be made from proceeds received from the sale of the Partnership's assets.

The General Partner, on behalf of the Partnership, is currently involved in efforts to sell the Partnership's interests in its programming projects. Estimates of value obtained from independent consulting firms in late 1996 and early 1997 are being used by the General Partner in planning sales. There can be no assurance that the ultimate negotiated sales prices of the programming projects sold to unaffiliated parties will be at least equal to the films' estimated fair market value. If the General Partner or one of its affiliates exercises its right to purchase a programming project, however, the sales price for such a transaction will be at least equal to the average of three independent appraisals of the programming project's fair market value. Any sale of all or substantially all of the Partnership's assets will be subject to the approval of the Partnership's limited partners prior to closing of the sale.

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

The Partnership and JDFC granted the General Partner the exclusive rights to distribute the Bible Programs. To accomplish this, the General Partner, on its own behalf, and GoodTimes entered into an agreement to form J/G Distribution Company to distribute the Bible Programs. J/G Distribution Company was formed in June 1992 and the Partnership granted it the sole and exclusive right to exhibit and distribute, and to license others to exhibit and distribute, the Bible Programs in all markets, all languages, and all media in perpetuity. J/G Distribution Company holds the copyright for the benefit of the Partnership (50 percent interest) and GoodTimes (50 percent interest). J/G Distribution Company is currently distributing the Bible Programs in the retail home video market.
As of September 30, 1998, gross sales made by J/G Distribution Company totaled $2,746,838, of which $1,373,419 has been retained by J/G Distribution Company for its fees and marketing costs, with the remaining $1,373,419 belonging 50 percent to the Partnership and 50 percent to GoodTimes. Additionally, $250,000 was received directly by the Partnership as its share of the initial license fee from A&E. As of September 30, 1998, the Partnership had received $686,710 from J/G Distribution and the $250,000 from A&E.

The Partnership recovered its remaining net investment in the Bible Programs in June 1998.

"The Whipping Boy"
 ----------------

In August 1993, the Partnership acquired the film rights to the Newbury Award-winning book "The Whipping Boy." The project was co-developed by the Partnership and The Disney Channel and produced by the General Partner and German and French co-production partners. The completed telefilm was delivered to The Disney Channel in the second quarter of 1994 and premiered in the North American television market in July 1994. As of September 30, 1998, the Partnership had invested $2,661,487 in the film, which included a $468,000 production and overhead fee payable to the General Partner. The Partnership has received approximately $2,100,000 from The Disney Channel for licensing certain rights to the film to The Disney Channel.

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

In March 1995, the General Partner, on behalf of the Partnership, entered into an agreement with an unaffiliated party granting rights to distribute "The Whipping Boy" in the non-theatrical domestic markets. Non-theatrical markets include 16mm sales and rentals, in-flight, oil rigs, ships at sea, military installations, libraries, restaurants, hotels, motels or other institutional or commercial enterprises. As of September 30, 1998, gross sales made under this agreement totaled $38,348, of which $8,325 was retained by the distributor for its fees and $30,023 was received by the Partnership.

In May 1995, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party granting rights to distribute "The Whipping Boy" in the domestic home video market for a period not to exceed five years. As of September 30, 1998, net sales earned and received by the Partnership under this agreement totaled $135,121.

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

                             RESULTS OF OPERATIONS
                             ---------------------

Revenues of the Partnership decreased $69,755, from $77,268 to $7,513 for the three months ended September 30, 1997 and 1998, respectively. Revenues of the Partnership decreased $39,519, from $184,686 to $145,167 for the nine months ended September 30, 1997 and 1998, respectively. These decreases were primarily the result of decreases in the distribution of "The Whipping Boy". Revenues from the Bible Programs increased $2,799, from $4,712 to $7,511 for the three months ended September 30, 1997 and 1998, respectively and increased $110,745, from $33,893 to $144,638 for the nine months ended September 30, 1997 and 1998, respectively. However, revenues received from "The Whipping Boy" decreased $72,555 to $0 for the three months ended September 30, 1997 and 1998, respectively, and decreased $150,264, from $150,793 to $529 for the nine months ended September 30, 1997 and 1998, respectively.

Filmed entertainment costs decreased $76,859 to $0 for the three months ended September 30, 1997 and 1998, respectively. Filmed entertainment costs decreased $161,916, from $181,744 to $19,828 for the nine months ended September 30, 1997 and 1998, respectively. These decreases were the result of the full amortization of the capitalized production costs relating to the Bible Programs during 1998. Also, the decreases were the result of lower revenue from the "Whipping Boy" during similar periods as discussed above. Filmed entertainment costs are amortized over the life of the film in the ratio that current gross revenues bear to anticipated total gross revenues.

Distribution fees and expenses increased $601, from $3,156 to $3,757 for the three months ended September 30, 1997 and 1998, respectively. Distribution fees and expenses increased $54,549, from $17,771 to $72,320 for the nine months ended September 30, 1997 and 1998, respectively. These increases were the result of increased distribution fees paid related to the increased revenue of the Bible Programs as discussed above. Distribution fees and expenses relate to the compensation due and costs incurred by unaffilliated parties in selling the Partnership's programming in the domestic and international markets. The timing and amount of distribution fees and expenses vary depending upon the individual market in which programming is distributed.

Operating, general and administrative expenses decreased $18,472, from $24,502 to $6,030 for the three months ended September 30, 1997 and 1998, respectively. Operating and general and administrative expenses decreased $40,563, from $64,165 to $23,602 for the nine months ended September 30, 1997 and 1998, respectively. These decreases were due primarily to decreased direct costs allocable to the operations of the Partnership that were charged to the Partnership by the General Partner and its affiliates in 1998 as compared to 1997. The decrease in direct costs allocable to the Partnership's operations resulted mainly from the decrease in General Partner personnel expenses and the decrease in direct time spent by the affiliates of the General Partner on the accounting and legal functions of the Partnership.

Interest income decreased $4,084, from $7,978 to $3,894 for the three months ended September 30, 1997 and 1998, respectively. Interest income decreased $17,220, from $32,253 to $15,033 for the nine months ended September 30, 1997 and 1998, respectively. These decreases in interest income were due primarily to the decrease of $14,207 and the related amortization of a note for the nine months ended September 30, 1998 with no amortization for the nine months ended September 30, 1998. The interest income was related to the amortization of the discount on the promissory notes received from the General Partner as part of the September 1995 sale of the film "Household Saints". In addition, interest income decreased by $3,013 for the nine months ended September 30, 1998 as compared to the similar period in 1997 as a result of lower average cash balances.

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

                                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                                      BY:  JONES ENTERTAINMENT GROUP, LTD.
                                           General Partner



                                      By:  /s/ Steven W. Gampp
                                           -------------------------------
                                           Steven W. Gampp
                                           Vice President/Finance and Treasurer
                                           (Principal Financial Officer)

Dated: November 13, 1998