Form 10-K405
period 1998-12-31
JONES PROGRAMMING PARTNERS 2-A LTD
filed 1999-03-26
CIK 868610

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[x] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)
For the fiscal year ended December 31, 1998

                                       OR

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)
For the transition period from  ______ to ______

Commission file number:  0-20944

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                      ------------------------------------
             (Exact name of registrant as specified in its charter)


       Colorado                                             84-1088819
       --------                                             ----------
(State of Organization)                        (IRS Employer Identification No.)

P.O. Box 3309, Englewood, Colorado 80155-3309            (303) 792-3111
---------------------------------------------            --------------
(Address of principal executive office and         (Registrant's telephone no.
Zip Code)                                             including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.      X
                                       -----



                 DOCUMENTS INCORPORATED BY REFERENCE:     None


(21743)

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

                                    PART I.
                                    ------

                               ITEM 1.  BUSINESS
                               -----------------

          Jones Programming Partners 2-A, Ltd. (the "Partnership") is a Colorado limited partnership that was formed in March 1992 pursuant to the public offering of limited partnership interests in the Jones Programming Partners Limited Partnership Program. Jones Entertainment Group, Ltd., a Colorado corporation engaged in the development, production, acquisition and distribution of its original entertainment programming, is the general partner of the Partnership (the "General Partner"). The Partnership was formed to acquire, develop, produce and distribute original programming to be owned by the Partnership. The Partnership generates revenues from the licensing of its programming. The General Partner's principal responsibilities to the Partnership are or have been the acquisition of programming projects for the Partnership, the negotiation of production and distribution agreements for Partnership programming, reviewing budgets, monitoring expenditure of Partnership funds, administering production and distribution agreements, and accounting and reporting to the limited partners. The General Partner charges the Partnership for direct costs incurred on the Partnership's behalf. See further discussion of such costs charged to the Partnership by the General Partner in Item 8, Financial Statements, Note 4. During 1998, the Partnership had two programming projects: "Charlton Heston Presents: The Bible" and "The Whipping Boy." It is not anticipated that the Partnership will invest in any additional programming, but instead will focus on the distribution and sale of its existing programming. Following is a description of these programming projects.

Charlton Heston Presents: The Bible
-----------------------------------

          In May 1992, the General Partner, on behalf of the Partnership, entered into an agreement with Agamemnon Films, an unaffiliated party, to produce four one-hour programs for television, entitled "Charlton Heston
Presents: The Bible" (the "Bible Programs"). The production costs of the Bible Programs were approximately $2,370,000, which included a $240,000 production and overhead fee paid to the General Partner. In return for agreeing to fund these production costs, the Partnership acquired all rights to the Bible Programs in all markets and in all media in perpetuity. The Partnership subsequently assigned half of its ownership of the Bible Programs to an unaffiliated party for an investment of $1,000,000 toward the production costs for the Bible Programs. After consideration of the reimbursement, the Partnership's total investment in the Bible Programs was $1,369,764. In June 1998, the Partnership fully recovered its remaining net investment in this film. From inception to December 31, 1998, the Partnership has recognized $1,770,906 of revenue from this film, of which $769,411 was retained by the distributors of the film for their fees and marketing costs and $938,907 was received by the Partnership as of December 31, 1998. The remaining $62,588 was received by the Partnership in March 1999.

The Whipping Boy
----------------

          In August 1993, the Partnership acquired the rights to the Newbury Award-winning book, "The Whipping Boy." "The Whipping Boy" was produced as a two-hour telefilm which premiered in the North American television market on The Disney Channel. The film's final cost was approximately $4,100,000. As of December 31, 1998, the Partnership had invested $2,661,487 in the film, which included a $468,000 production and overhead fee paid to the General Partner.
The film was co-produced by the General Partner and Gemini Films, a German company. The completed picture was delivered to The Disney Channel in the second quarter of

1994. From inception to December 31, 1998, the Partnership has recognized $2,274,265 of gross revenue from this film, of which $2,100,000 represents the initial license fee from The Disney Channel that was used to finance the film's production. Of the remaining $174,265, $8,325 has been retained by the distributors of the film for their fees and marketing costs and $165,940 had been received by the Partnership as of December 31, 1998.

     During the fourth quarter of 1996, the General Partner reassessed the anticipated total gross revenue remaining from the distribution of "The Whipping Boy" in available international and domestic television markets. Based on revised television sales projections by unexploited territory, a reduction was made to the Partnership's estimate of total gross revenue to be recognized from the future distribution of the film. Accordingly, based on the reduced revenue projections for the film (primarily in international television revenues), a determination was made by the General Partner that the Partnership's net investment in "The Whipping Boy" of $952,731 exceeded the film's estimated net realizable value of approximately $375,000 as of December 31, 1996. As a result, the Partnership recorded a write-down of film production cost of $575,000 to reduce the unamortized cost of the film to its estimated net realizable value as of December 31, 1996.

     Likewise, in the fourth quarter 1998, the General Partner again reassessed the anticipated gross revenues remaining from the distribution of "The Whipping Boy" based on revised estimated television sales projections and actual results of the film's distribution in comparison to the film's prior projections. A determination was made by the General Partner that the Partnership's net investment in "The Whipping Boy" of $344,907 exceeded the film's estimated net realizable value of $150,000 as of December 31, 1998, resulting in a write-down of $194,907. The film's estimated net realizable value was calculated based on an estimate of anticipated revenues remaining over the life of the film from international and domestic television distribution, net of estimated distribution fees and costs, as of December 31, 1998.

     As of December 31, 1998, the Partnership's net investment in the film, after consideration of amortization and the write-downs discussed above, was $150,000. The Partnership plans to recover its remaining investment in this film from net revenues generated from domestic and international television markets or from sale of the Partnership's interests in the film.

General Matters
---------------

     The Partnership will seek to recover its investment in programming by relicensing its assets through international sales, domestic cable or syndication, home video and ancillary markets or by selling its remaining interests in its programming. The General Partner, on behalf of the Partnership, is currently considering opportunities available for the sale of the Partnership's interests in its programming projects. Any sale of all or substantially all of the Partnership's assets will be subject to the approval of the Partnership's limited partners prior to closing of the sale. See further discussion of the Partnership's distribution efforts concerning its film projects in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

               None

                                    PART II.
                                    -------

               ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
               -------------------------------------------------
                      AND RELATED SECURITY HOLDER MATTERS
                      -----------------------------------

          While the Partnership is publicly held, there is no public market for the limited partnership interests and it is not expected that such a market will develop in the future. As of February 15, 1999, the number of equity security holders in the Partnership was 543.


                        ITEM 6. SELECTED FINANCIAL DATA
                        -------------------------------

                                                         For the Years Ended December 31,
                                         -------------------------------------------------------------
                                            1994         1995         1996         1997        1998
                                         -----------  -----------  -----------  ----------  ----------
Gross revenues                           $2,673,557   $  324,489   $  329,875   $ 215,834   $ 292,569
Costs of filmed entertainment             2,123,180      303,817      281,451     199,899      19,829
Distribution fees and expenses              285,043      159,045      105,707      92,702     146,077
Loss on write-down of
  film production cost                            -            -      575,000           -     194,907
Operating, general and administrative
  expenses                                   23,135       19,296       31,701      78,965      30,720
Operating income (loss)                     242,199     (157,669)    (663,984)   (155,732)    (82,162)
Net income (loss)                           247,629     (220,238)    (575,789)   (118,640)    (81,340)
Net income (loss) per limited
  partnership unit                            21.83       (19.42)      (50.76)     (10.46)      (7.24)
Weighted average number of limited
  partnership units outstanding              11,229       11,229       11,229      11,229      11,229
General partner's deficit                   (14,177)     (22,050)     (33,479)    (40,337)    (43,995)
Limited partners' capital                 3,321,467    2,541,978    1,410,494     731,588     369,522
Total assets                              3,456,501    2,670,155    1,555,607     965,564     340,863
General partner advances                    (99,425)       2,446       29,106       8,622       7,511

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

                             Results of Operations
                             ---------------------

1998 Compared to 1997
---------------------

Revenues of the Partnership increased $76,735, from $215,834 in 1997 to $292,569 in 1998. This increase in revenues was primarily related to a $108,502 increase in the sales of "The Bible Programs," from $183,538 in 1997 to $292,040 in 1998. This increase was offset by a decrease in domestic home video and non-theatrical sales of "The Whipping Boy", which totaled $32,296 in 1997 as compared to $529 in 1998.

Filmed entertainment costs decreased $180,070, from $199,899 in 1997 to $19,829 in 1998. This decrease was the result of the decrease in film revenues from the "The Whipping Boy" as discussed above. In addition, this decrease was the result of the full amortization of the capitalized production costs relating to "The Bible Programs" during 1998. Filmed entertainment costs are amortized over the life of each film in the ratio that current gross revenues bear to anticipated total gross revenues.

Distribution fees and expenses increased $53,375, from $92,702 in 1997 to $146,077 in 1998. This increase was the result of increased home video sales of the "Bible Programs" under the Partnership's distribution agreement with J/G Distribution Company, an affiliate of the General Partner. Distribution fees and expenses relate to the compensation due and costs incurred by unaffiliated parties in selling the Partnership's programming in the domestic and international markets. The timing and amount of distribution fees and expenses vary depending upon the individual market in which programming is distributed.

Loss on write-down of film production increased from $0 in 1997 to $194,907 in 1998. This increase was the result of a write-down of the Partnership's net investment in "The Whipping Boy" to the film's net realizable value of approximately $150,000 as of December 31, 1998.

Operating, general and administrative expenses decreased $48,245, from $78,965 in 1997 to $30,720 in 1998. This decrease was due primarily to decreased direct costs allocable to the operations of the Partnership that were charged to the Partnership by the General Partner and its affiliates in 1998 as compared to 1997. The decrease in direct costs allocable to the Partnership's operations resulted mainly from the decrease in General Partner personnel expenses and the decrease in direct time spent by the affiliates of the General Partner on the accounting and legal functions of the Partnership.

Interest income decreased $20,310, from $37,092 in 1997 to $16,782 in 1998.
This decrease was due primarily to $14,207 in interest income recognized during 1997 related to the amortization of the discount on the promissory notes receivable from the General Partner due to the Partnership's June 1995 sale of the film "Household Saints" to the General Partner as compared to $0 in interest income recognized during 1998 related to the promissory notes receivable. This decrease was also due to lower levels of invested cash balances existing during 1998 as compared to 1997.

1997 Compared to 1996
---------------------

Revenues of the Partnership decreased $114,041, from $329,875 in 1996 to $215,834 in 1997. This decrease in revenues was primarily related to a $97,214 decrease in the domestic home video and non-theatrical sales of "The

Whipping Boy," from $129,510 in 1996 to $32,296 in 1997. In addition, sales of "Charlton Heston Presents: The Bible" (the "Bible Programs") decreased $16,827, from $200,365 in 1996 to $183,538 in 1997.

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

Loss on write-down of film production decreased from $575,000 in 1996 to $0 in 1997. This decrease was the result of a write-down of the Partnership's net investment in "The Whipping Boy" to the film's net realizable value of approximately $375,000 as of December 31, 1996. A write-down of the Partnership's net investment in its programming was not deemed necessary by the General Partner during the year ended December 31, 1997.

Operating, general and administrative expenses increased $47,264, from $31,701 in 1996 to $78,965 in 1997. This increase was due primarily to an increase in direct costs allocable to the operations of the Partnership that were charged to the Partnership by the General Partner in 1997 as compared to 1996. The increase in direct costs allocable to the Partnership's operations resulted mainly from the increased involvement of General Partner personnel required to properly administer the second cycle distribution and potential sale of the Partnership's programming.

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


                              Financial Condition
                              -------------------

Liquidity and Capital Resources
-------------------------------

The Partnership's principal sources of liquidity are cash on hand and amounts received from the domestic and international distribution of its programming. As of December 31, 1998, the Partnership had $128,275 in cash. It is not anticipated that the Partnership will invest in any additional programming projects, but instead will focus on the distribution and sale of its existing programming projects. The Partnership had outstanding amounts receivable totaling $62,588 as of December 31, 1998. These amounts were received by the Partnership in the first quarter of 1999.

Given the near completion of the second cycle of distribution of the Partnership's programming, as previously announced, regular quarterly distributions were suspended beginning with the quarter ended September 30, 1998. For the year ending December 31, 1998, the Partnership declared distributions to partners totaling $283,562, of which $141,781 was paid in May 1998 and $141,781 was paid in August 1998. These distributions were made using cash on hand, interest income, proceeds received from the sale of "Household Saints" and cash provided by operating activities. The Partnership will retain a certain level of working capital, including any necessary reserves, to fund its operating activities. Any amounts in excess of the Partnership's working capital needs received from continued second cycle distribution of the Partnership's programming may be periodically distributed to partners. In addition, future distributions will also be made from proceeds received from the sale of the Partnership's assets.

The General Partner, on behalf of the Partnership, is currently considering opportunities available for the sale of the Partnership's interests in its programming projects. If the General Partner or one of its affiliates exercises its right to purchase the Partnership's interests in a programming project, however, the sales price for such a transaction will be at least equal to the average of three independent appraisals of the programming project's fair market value. The General Partner has no obligation to purchase any assets of the Partnership. Any sale of all or substantially all of the Partnership's assets will be subject to the approval of the Partnership's limited partners prior to closing of the sale.

The General Partner cannot predict at this time when or at what price the Partnership's interests in its programming projects ultimately will be sold.
Any direct costs incurred by the General Partner on behalf of the Partnership in soliciting and arranging for the sale of the Partnership's programming projects will be charged to the Partnership. It is anticipated that the net proceeds from the sale of the Partnership's interests in its programming will be distributed to the partners after such sale. Based on the General Partner's estimates of value and indications of value obtained from unaffiliated parties, it is probable that the distributions of the proceeds from the sales of the Partnership's programming projects, together with all prior distributions paid to the limited partners, will return to the limited partners less than 70% of their initial capital contributions to the Partnership.

The General Partner believes that the Partnership has, and will continue to have, sufficient liquidity to fund its operations and to meet its obligations so long as quarterly distributions are suspended. Cash flow from operating activities will be generated primarily from the Partnership's programming projects as follows:

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

The Partnership and JDFC granted the General Partner the exclusive rights to distribute the Bible Programs. To accomplish this, the General Partner, on its own behalf, and GoodTimes entered into an agreement to form J/G Distribution Company to distribute the Bible Programs. J/G Distribution Company was formed in June 1992 and the Partnership granted it the sole and exclusive right to exhibit and distribute, and to license others to exhibit and distribute, the Bible Programs in all markets, all languages, and all media in perpetuity. J/G Distribution Company holds the copyright for the benefit of the Partnership (50 percent interest) and GoodTimes (50 percent interest). J/G Distribution Company is currently distributing the Bible Programs in the retail home video market.
As of December 31, 1998, gross sales made by J/G Distribution Company totaled $3,041,644, of which $1,520,822 has been retained by J/G Distribution Company for its fees and marketing costs, with the remaining $1,520,822 belonging 50 percent to the Partnership and 50 percent to Goodtimes. Additionally, $250,000 was received directly by the Partnership as its share of the initial license fee from A&E. As of December 31, 1998, the Partnership had received both $697,823 due from J/G Distribution and the $250,000 from A&E. The remaining $62,588 due from J/G Distribution was received in March 1999.

The Partnership recovered its remaining net investment in "The Bible Programs" in June 1998.

"The Whipping Boy"
 ----------------

In August 1993, the Partnership acquired the film rights to the Newbury Award-winning book "The Whipping Boy." The project was co-developed by the Partnership and The Disney Channel and produced by the General Partner and German and French co-production partners. The completed telefilm was delivered to The Disney Channel in the second quarter of 1994 and premiered in the North American television market in July 1994. As of December 31, 1998, the Partnership had invested $2,661,487 in the film, which included a $468,000 production and overhead fee payable to the General Partner. The Partnership has received approximately $2,100,000 from The Disney Channel for licensing certain rights to the film to The Disney Channel.

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

In March 1995, the General Partner, on behalf of the Partnership, entered into an agreement with an unaffiliated party granting rights to distribute "The Whipping Boy" in the non-theatrical domestic markets. Non-theatrical markets include 16mm sales and rentals, in-flight, oil rigs, ships at sea, military installations, libraries, restaurants, hotels, motels or other institutional or commercial enterprises. As of December 31, 1998, gross sales made under this agreement totaled $38,348, of which $8,325 was retained by the distributor for its fees. The remaining $30,023 had been received by the Partnership as of December 31, 1998.

In May 1995, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party granting rights to distribute "The Whipping Boy" in the domestic home video market for a period not to exceed five years. As of December 31, 1998, net sales earned and received by the Partnership under this agreement totaled $135,121.

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

During the fourth quarter of 1996, the General Partner reassessed the anticipated total gross revenue remaining from the distribution of "The Whipping Boy" in available international and domestic television markets. Based on revised television sales projections by unexploited territory, a reduction was made to the Partnership's estimate of total gross revenue to be recognized from the future distribution of the film. Accordingly, based on the reduced revenue projections for the film (primarily in international television revenue), a determination was made by the General Partner that the Partnership's net investment in "The Whipping Boy" of $952,731 exceeded the film's estimated net realizable value of approximately $375,000 as of December 31, 1996. As a result, the Partnership recorded a write-down of film production cost of $575,000 to reduce the unamortized cost of the film to its estimated net realizable value as of December 31, 1996.

Likewise, in the fourth quarter of 1998, the General Partner again reassessed the anticipated gross revenue remaining from the distribution of the "The Whipping Boy" based on revised estimated television sales projections and actual results of the film's distribution in comparison to the film's prior projections. A determination was made by the General Partner that the Partnership's net investment in "the Whipping Boy" of $344,907 exceeded the film's estimated net realizable value of $150,000 as of December 31, 1998, resulting in a write-down of $194,907. The film's estimated net realizable value was calculated based on an estimate of anticipated revenues remaining over the life of the film from international and domestic television distribution, net of estimated distribution fees and costs, as of December 31, 1998.

These revenue projections were estimated by the General Partner and the film's distributor based on the film's prior distribution history, the remaining international and domestic territories available to the film for future television, and the General Partner's and the distributor's previous distribution experience with other films. As of December 31, 1998 the Partnership's net investment in the film, after consideration of amortization and the write-downs discussed above, was $150,000. The Partnership plans to
recover its remaining net investment in this film   from the net revenues
generated from remaining international and domestic television markets or from sale of the Partnership's interests in the film.

Impact of the Year 2000 Issue (unaudited)
-----------------------------------------

The Year 2000 issue is the result of many computer programs being written such that they will malfunction when reading a year of "00." This problem could cause system failure or miscalculations causing disruptions of business processes.

In connection with its affiliates, the General Partner has initiated an assessment of its computer applications to determine the extent of the problem. Based on this assessment, the General Partner has determined that the majority of its computer applications supporting business processes, including accounting and investor services, are designed to handle the Year 2000 appropriately. The General Partner believes there will be no financial impact to the Partnership due to the Year 2000 issue.


               ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
               -------------------------------------------------
                              ABOUT MARKET RISK.
                              ------------------

     The Partnership does not hold any financial instruments which present significant interest or market risk.

                          ITEM 8. FINANCIAL STATEMENTS
                          ----------------------------


                      JONES PROGRAMMING PARTNERS 2-A, LTD.

                              Financial Statements

                        As of December 31, 1997 and 1998

                                     INDEX


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


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Jones Programming Partners 2-A, Ltd.:


     We have audited the accompanying statements of financial position of Jones Programming Partners 2-A, Ltd. (a Colorado limited partnership) as of December 31, 1997 and 1998, and the related statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jones Programming Partners 2-A, Ltd. as of December 31, 1997 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


                                                ARTHUR ANDERSEN LLP



Denver, Colorado,
March 12, 1999

                     JONES PROGRAMMING PARTNERS 2-A, LTD.
                            (A Limited Partnership)

                       STATEMENTS OF FINANCIAL POSITION

                                                                                    December 31,
                                                                             -------------------------
                                ASSETS                                           1997          1998
                                ------                                       -----------   -----------

CASH AND CASH EQUIVALENTS (Note 2)                                           $   526,005   $   128,275

ACCOUNTS RECEIVABLE (Note 5)                                                      74,823        62,588

INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION,
  net of accumulated amortization of $3,666,515 and $3,881,251
    as of December 31, 1997 and 1998, respectively (Notes 2, 4 and 5)            364,736       150,000
                                                                             -----------   -----------

                        Total assets                                         $   965,564   $   340,863
                                                                             ===========   ===========

     LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
     -------------------------------------------

LIABILITIES:
  Accounts payable to affiliates                                             $     8,622   $     7,511
  Accrued distributions to partners                                              141,781             -
  Accrued liabilities                                                            123,910         7,825
                                                                             -----------   -----------

                        Total liabilities                                        274,313        15,336
                                                                             -----------   -----------

PARTNERS' CAPITAL (DEFICIT) (Note 3):
  General partner -
    Contributed capital                                                            1,000         1,000
    Distributions                                                                (30,431)      (33,267)
    Accumulated deficit                                                          (10,906)      (11,728)
                                                                             -----------   -----------

                        Total general partner's deficit                          (40,337)      (43,995)
                                                                             -----------   -----------

  Limited partners -
    Net contributed capital (11,229 units
       outstanding as of December 31, 1997 and 1998)                           4,823,980     4,823,980
    Distributions                                                             (3,012,602)   (3,293,328)
    Accumulated deficit                                                       (1,079,790)   (1,161,138)
                                                                             -----------   -----------

                        Total limited partners' capital                          731,588       369,522
                                                                             -----------   -----------

                        Total partners' capital (deficit)                        691,251       325,527
                                                                             -----------   -----------

                        Total liabilities and partners' capital (deficit)    $   965,564   $   340,863
                                                                             ===========   ===========



             The accompanying notes to these financial statements
              are an integral part of these financial statements.

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                            (A Limited Partnership)

                           STATEMENTS OF OPERATIONS

                                                      For the Years Ended December 31,
                                                    -----------------------------------
                                                        1996         1997       1998
                                                    -----------   ----------  ---------
GROSS REVENUES (Notes 2 and 5)                       $  329,875   $ 215,834   $292,569

COSTS AND EXPENSES:
  Costs of filmed entertainment (Note 2)                281,451     199,899     19,829
  Distribution fees and expenses (Notes 2 and 5)        105,707      92,702    146,077
  Loss on write-down of
    film production cost (Note 5)                       575,000           -    194,907
  Operating, general and
    administrative expenses (Note 4)                     31,701      78,965     30,720
                                                     ----------   ---------   --------

          Total costs and expenses                      993,859     371,566    391,533
                                                     ----------   ---------   --------

OPERATING LOSS                                         (663,984)   (155,732)   (98,964)
                                                     ----------   ---------   --------

OTHER INCOME:
  Interest income                                        88,195      37,092     16,782
  Other income                                                -           -         20
                                                     ----------   ---------   --------

          Total other income                             88,195      37,092     16,802
                                                     ----------   ---------   --------

NET LOSS                                             $ (575,789)  $(118,640)  $(82,162)
                                                     ==========   =========   ========

ALLOCATION OF NET LOSS:
  General partner                                    $   (5,758)  $  (1,186)  $   (822)
                                                     ==========   =========   ========

  Limited partners                                   $ (570,031)  $(117,454)  $(81,340)
                                                     ==========   =========   ========

NET LOSS PER LIMITED
  PARTNERSHIP UNIT                                   $   (50.76)    $(10.46)  $  (7.24)
                                                     ==========   =========   ========

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP UNITS
  OUTSTANDING                                            11,229      11,229     11,229
                                                     ==========   =========   ========



             The accompanying notes to these financial statements
              are an integral part of these financial statements.

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                            (A Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)


                                         For the Years Ended December 31,
                                     ---------------------------------------
                                        1996            1997         1998
                                     -----------     -----------  ----------
GENERAL PARTNER:
  Balance, beginning of period       $  (22,050)     $  (33,479)  $ (40,337)
  Distributions                          (5,671)         (5,672)     (2,836)
  Net loss                               (5,758)         (1,186)       (822)
                                     ----------      ----------   ---------

  Balance, end of period             $  (33,479)     $  (40,337)  $ (43,995)
                                     ==========      ==========   =========

LIMITED PARTNERS:
  Balance, beginning of period       $2,541,978      $1,410,494   $ 731,588
  Distributions                        (561,453)       (561,452)   (280,726)
  Net loss                             (570,031)       (117,454)    (81,340)
                                     ----------      ----------   ---------

  Balance, end of period             $1,410,494      $  731,588   $ 369,522
                                     ==========      ==========   =========

TOTAL PARTNERS' CAPITAL (DEFICIT)    $1,377,015      $  691,251   $ 325,527
                                     ==========      ==========   =========



             The accompanying notes to these financial statements
              are an integral part of these financial statements.

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                            (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                               For the Years Ended December 31,
                                                              -----------------------------------
                                                                 1996         1997        1998
                                                              -----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                     $(575,789)  $(118,640)  $ (82,162)
  Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities:
     Amortization of filmed entertainment costs                  281,451     199,899      19,829
     Amortization of discount                                    (65,528)    (14,207)          -
     Loss on write-down of film production cost                  575,000           -     194,907
     Decrease (increase) in accounts receivable                  (15,486)      1,267      12,235
     Decrease (increase) in other assets                            (619)      2,285           -
     Increase (decrease) in accrued liabilities                    1,705     116,205    (116,085)
     Increase (decrease) in accounts payable to affiliates        26,660     (20,484)     (1,111)
                                                               ---------   ---------   ---------

          Net cash provided by operating activities              227,394     166,325      27,613
                                                               ---------   ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from note receivable from
     General Partner                                             500,000     389,166           -
                                                               ---------   ---------   ---------

          Net cash provided by investing activities              500,000     389,166           -
                                                               ---------   ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners                                     (567,124)   (567,124)   (425,343)
                                                               ---------   ---------   ---------

         Net cash used in financing activities                  (567,124)   (567,124)   (425,343)
                                                               ---------   ---------   ---------

INCREASE (DECREASE) IN
          CASH AND CASH EQUIVALENTS                            $ 160,270   $ (11,633)  $(397,730)

CASH AND CASH EQUIVALENTS, beginning of period                   377,368     537,638     526,005
                                                               ---------   ---------   ---------

CASH AND CASH EQUIVALENTS, end of period                       $ 537,638   $ 526,005   $ 128,275
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

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash and Cash Equivalents - The Partnership considers all highly-liquid
     -------------------------
     investments with a maturity when purchased of three months or less to be cash equivalents.

     Film Revenue Recognition - The Partnership recognizes revenue in accordance
     ------------------------
     with the provisions of Statement of Financial Accounting Standards No. 53 ("SFAS No. 53"). Pursuant to SFAS No. 53, revenues from domestic and international licensing agreements for programming are recognized when such amounts are known and the film is available for exhibition or telecast, and when certain other SFAS No. 53 criteria are met. Advances received for licensing or other purposes prior to exhibition or telecast are deferred and recognized as revenue when the above conditions are met.

     Investment in and Advances for Film Productions - Investment in and
     -----------------------------------------------
     advances for film production consists of advances to production entities for story rights, production, and film completion costs, and is stated at the lower of cost or estimated net realizable value. In addition, film production and overhead fees payable to the General Partner have been capitalized and included as investment in film production. Film production costs are amortized based upon the individual-film-forecast method. Estimated losses, if any, will be provided for in full when determined by the General Partner (see Note 5.)

     Distribution Costs - Commissions, distribution expenses and marketing costs
     ------------------
     incurred in connection with domestic and international distribution are recorded at the time that the related license fees are recorded as revenue by the Partnership.

     Impact of the Year 2000 Issue (unaudited) - The Year 2000 issue is the
     -----------------------------------------
     result of many computer programs being written such that they will malfunction when reading a year of "00." This problem could cause system failure or miscalculations causing disruptions of business processes.

     In connection with its affiliates, the General Partner has performed an assessment of its computer applications to determine the extent of the problem. Based on this assessment, the General Partner has determined that the majority of its computer applications supporting business processes, including accounting and investor services, are designed to handle the Year 2000 appropriately. The General Partner believes there will be no financial impact to the Partnership due to the Year 2000 issue.

     Use of Estimates - The preparation of financial statements in conformity
     ----------------
     with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(3)  PARTNERS' CAPITAL (DEFICIT)

     The capitalization of the Partnership is set forth in the accompanying Statements of Partners' Capital (Deficit). No existing limited partner is or will be obligated to make any additional contributions to the Partnership. The General Partner purchased its interest in the Partnership by contributing $1,000 to Partnership capital.

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

(4)  TRANSACTIONS WITH AFFILIATES

     As of December 31, 1998, the General Partner, on behalf of the Partnership, has incurred home video and telecast distribution costs totaling $61,939 relating to "The Whipping Boy," of which $20,907 was reimbursed by the Partnership out of film distribution proceeds earned during 1996. The General Partner generally will be entitled to reimbursement of these remaining costs from the Partnership contingent on the receipt of proceeds from future home video and telecast distribution of the film. Future proceeds received from the distribution of "The Whipping Boy" will be recognized as revenue by the Partnership, net of any remaining distribution costs reimbursed to the General Partner.

     The General Partner is entitled to reimbursement from the Partnership for its direct and indirect expenses allocable to the operations of the Partnership, which shall include, but not be limited to, rent, supplies, telephone, travel, legal expenses, accounting expenses, preparation and distribution of reports to investors and salaries of any full or part-time employees. Because the indirect expenses incurred by the General Partner on behalf of the Partnership are immaterial, the General Partner generally does not charge indirect expenses to the Partnership. The General Partner charged direct expenses of $16,548, $35,028, and $0 to the Partnership for the years ended December 31, 1996, 1997 and 1998, respectively.

     The Partnership reimburses affiliates of the General Partner for certain allocated administrative personnel expenses. These expenses generally consist of salaries and related benefits. Allocations of personnel costs are generally based on actual time spent by affiliated associates with respect to the Partnership. Such allocated expenses totaled $14,678, $19,005, and $9,605 for the years ended December 31, 1996, 1997 and 1998, respectively.

     The Partnership and Jones Documentary Film Corporation ("JDFC") granted the General Partner the exclusive rights to distribute the Bible Programs. To accomplish this, the General Partner, on its own behalf, and GoodTimes Home Video Corporation ("GoodTimes"), an unaffiliated entity directly involved in the specialty home video and international television distribution business, entered into an agreement to form J/G Distribution Company to distribute the Bible Programs. J/G Distribution Company was formed in June 1992 and the Partnership granted it the sole and exclusive right to exhibit and distribute, and to license others to exhibit and distribute, the Bible Programs in all markets, all languages, and all media in perpetuity. J/G Distribution Company holds the copyright for the benefit of the Partnership (50 percent interest) and GoodTimes (50 percent interest). J/G Distribution Company is currently distributing the Bible Programs in the retail home video market. As of December 31, 1998, gross sales made by J/G Distribution Company totaled $3,041,644, of which $1,520,822 has been retained by J/G Distribution Company for its fees and marketing costs, with the remaining $1,520,822 belonging 50 percent to the Partnership and 50 percent to Goodtimes. Additionally, $250,000 was received directly by the Partnership as its share of the initial license fee from A&E. As of December 31, 1998, the Partnership had received both the $697,823 due from J/G Distribution and the $250,000 from A&E. The remaining $62,588 due from J/G Distribution was received in March 1999.

(5)  INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION

     "Charlton Heston Presents: The Bible"
      -----------------------------------

     In May 1992, the General Partner, on behalf of the Partnership, entered into an agreement with Agamemnon Films, an unaffiliated party, to produce four one-hour programs for television, entitled "Charlton Heston Presents:
     The Bible" (the "Bible Programs"). The production costs of the Bible Programs were approximately $2,130,000. In addition, the Partnership paid a $240,000 production and overhead fee to the General Partner. In return for agreeing to fund these production costs, the Partnership acquired all rights to the Bible Programs in all markets and in all media in perpetuity. The Partnership subsequently assigned half of its ownership of the Bible Programs to an unaffiliated party for an investment of $1,000,000 toward the production costs for the Bible Programs. After consideration of the reimbursement, the Partnership's total investment in the Bible Programs is $1,369,764. In June 1998, the Partnership fully recovered its remaining net investment in this film. From inception to December 31, 1998, the Partnership has recognized $1,770,906 of revenue from this film, of which $769,411 was retained by the distributors of the film for their fees and marketing costs and $938,907 has been received by the Partnership as of December 31,1998. The remaining $62,588 was received in March 1999.

     "The Whipping Boy"
      ----------------

     In August 1993, the Partnership acquired the rights to the Newbury Award-winning book "The Whipping Boy." "The Whipping Boy" was produced as a two hour telefilm which premiered in the North American television market on The Disney Channel. The film's final cost was approximately $4,100,000.
     As of December 31, 1997, the Partnership had invested $2,661,487 in the film, which included a $468,000 production and overhead fee paid to the General Partner. The film was co-produced by the General Partner and Gemini Films, a German company. The completed picture was delivered to The Disney Channel in the second quarter of 1994. From inception to December 31, 1997, the Partnership has recognized $2,273,736 of revenue from this film, of which $2,100,000 represents the initial license fee from The Disney Channel that was used to finance the film's production. Of the remaining $173,736, $8,325 has been retained by the distributors of the film for their fees and marketing costs and the remaining $165,411 had been received by the Partnership as of December 31, 1997.

     During the fourth quarter of 1996, the General Partner reassessed the anticipated total gross revenue remaining from the distribution of "The Whipping Boy" in available international and domestic television markets. Based on revised television sales projections by unexploited territory, a reduction was made to the Partnership's estimate of total gross revenue to be recognized from the future distribution of the film. Accordingly, based on the reduced revenue projections for the film (primarily in international television revenue), a determination was made by the General Partner that the Partnership's net investment in "The Whipping Boy" of $952,731 exceeded the film's estimated net realizable value of approximately $375,000 as of December 31, 1996. As a result, the Partnership recorded a write-down of film production cost of $575,000 to reduce the unamortized cost of the film to its estimated net realizable value as of December 31, 1996.

     Likewise, in the fourth quarter of 1998, the General Partner again reassessed the anticipated gross revenue remaining from the distribution of the "The Whipping Boy" based on revised estimated television sales projections and actual results of the film's distribution in comparison to the film's prior projections. A determination was made by the General Partner that the Partnership's net investment in

     "The Whipping Boy" of $344,907 exceeded the film's estimated net realizable value of $150,000 as of December 31, 1998, resulting in a write-down of $194,907. The film's estimated net realizable value was calculated based on an estimate of anticipated revenues remaining over the life of the film from international and domestic television distribution, net of estimated distribution fees and costs, as of December 31, 1998.

     These revenue projections were estimated by the General Partner and the film's distributor based on the film's prior distribution history, the remaining international and domestic territories available to the film for future television, and the General Partner's and the distributor's previous distribution experience with other films. As of December 31, 1998 the Partnership's net investment in the film, after consideration of amortization and the write-downs discussed above, was $150,000.

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

     The Partnership's only significant book-tax difference between the financial reporting and tax bases of the Partnership's assets and liabilities is associated with the difference between film production cost amortization and loss from write-down of film production cost recognized under generally accepted accounting principles and the amount of expense allowed for tax purposes. Film production cost recognized under generally accepted accounting principles exceeded the amount of expense recognized for tax purposes by approximately $174,000 and $214,000 for the years ended December 31, 1997 and 1998, respectively. For the year ended
     December 31, 1996, film production cost recognized for tax purposes exceeded that allowed under generally accepted accounting principles by approximately $396,000.

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

Name                                      Age                     Positions with the General Partner
---------------------------------  -----------------  ----------------------------------------------------------

Glenn R. Jones                            69          Chairman of the Board, Chief Executive Officer, and
                                                      President
Steven W. Gampp                           47          Vice President/Finance and Treasurer
Keith D. Thompson                         32          Chief Accounting Officer
Elizabeth M. Steele                       47          Secretary
Wilfred N. Cooper, Sr.                    68          Director
J. Rodney Dyer                            63          Director
Robert Kearney                            62          Director
David K. Zonker                           45          Director

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

               ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               --------------------------------------------------
                             OWNERS AND MANAGEMENT
                             ---------------------

          As of March 4, 1999, no person or entity owns more than 5 percent of the limited partnership interests in the Partnership.

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

     As of December 31, 1998, the General Partner, on behalf of the Partnership, has incurred home video and telecast distribution costs totaling $61,939 relating to "The Whipping Boy," of which $20,907 has been reimbursed by the Partnership out of film distribution proceeds. The General Partner generally will be entitled to reimbursement of these remaining costs from the Partnership contingent on the receipt of proceeds from future home video and telecast distribution of the film. Future proceeds received from the distribution of "The Whipping Boy" will be recognized as revenue by the Partnership, net of any remaining distribution costs reimbursed to the General Partner.

     In connection with the distribution of "Charlton Heston Presents: The Bible," J/G Distribution Company, an affiliate of the General Partner, is entitled to certain distribution rights and fees. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for a description of these distribution rights and fees. As of December 31, 1998, gross sales made by J/G Distribution Company totaled $3,041,644, of which $1,520,822 has been retained by J/G Distribution Company for its fees and marketing costs, with the remaining $1,520,822 belonging 50 percent to the Partnership and 50 percent to Goodtimes. As of December 31, 1998, the Partnership had received $697,823 due from J/G Distribution, with the remaining $62,588 received in the first quarter of 1999.

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

     2.          Schedules - Financial Data Schedule.

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

                             JONES PROGRAMMING PARTNERS 2-A, LTD.,
                             a Colorado limited partnership
                             By   Jones Entertainment Group, Ltd.,
                                  its General Partner


                             By:  /s/ Glenn R. Jones
                                  ------------------
                                  Glenn R. Jones
                                  Chairman of the Board, Chief Executive Officer
Dated:  March 24, 1999            and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             By:  /s/ Glenn R. Jones
                                  ------------------
                                  Glenn R. Jones
                                  Chairman of the Board, Chief Executive Officer
                                  and President
Dated:  March 24, 1999            (Principal Executive Officer)


                             By:  /s/ Steven W. Gampp
                                  -------------------
                                  Steven W. Gampp
                                  Vice President/Finance and Treasurer
Dated:  March 24, 1999            (Principal Financial Officer)


                             By:  /s/ Keith D. Thompson
                                  ---------------------
                                  Keith D. Thompson
                                  Chief Accounting Officer
Dated:  March 24, 1999            (Principal Accounting Officer)


                             By:  /s/ Wilfred N. Cooper, Sr.
                                  --------------------------
                                  Wilfred N. Cooper, Sr.
Dated:  March 24, 1999            Director


                             By:  /s/ J. Rodney Dyer
                                  ------------------
                                  J. Rodney Dyer
Dated:  March 24, 1999            Director


                             By:  /s/ Robert Kearney
                                  ------------------
                                  Robert Kearney
Dated:  March 24, 1999            Director

                             By:  /s/ David K. Zonker
                                  -------------------
                                  David K. Zonker
Dated:  March 24, 1999            Director