Form 10-Q
period 1999-03-31
JONES PROGRAMMING PARTNERS 2-A LTD
filed 1999-05-14
CIK 868610

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 1999.
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________.

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

               9697 East Mineral Avenue, Englewood, Colorado 80112
               ---------------------------------------------------
                     Address of principal executive office

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

Yes __X__                                                               No _____

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                      ------------------------------------
                             (A Limited Partnership)

                                      INDEX
                                      -----

                                                                          Page
                                                                         Number
                                                                         ------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Unaudited Statements of Financial Position as of
                     December 31, 1998 and March 31, 1999                     3

                  Unaudited Statements of Operations for the
                     Three Months Ended March 31, 1998 and 1999               4

                  Unaudited Statements of Cash Flows for the
                     Three Months Ended March 31, 1998 and 1999               5

                  Notes to Unaudited Financial Statements as of
                     March 31, 1999                                         6-7

         Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations         8-11

PART II.  OTHER INFORMATION                                                  12

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                      ------------------------------------
                             (A Limited Partnership)

                   UNAUDITED STATEMENTS OF FINANCIAL POSITION
                   ------------------------------------------

                                                                                 December 31,                March 31,
                                    ASSETS                                          1998                        1999
                                    ------                                    -----------------          -----------------
CASH AND CASH EQUIVALENTS                                                         $   128,275              $   182,597

ACCOUNTS RECEIVABLE                                                                    62,588                       -

INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION,
  net of accumulated amortization of $3,881,251 and $3,882,256 as of
  December 31, 1998 and March 31, 1999, respectively (Note 3)                         150,000                  148,995
                                                                                  -----------              -----------

                  Total assets                                                    $   340,863              $   331,592
                                                                                  -----------              -----------
                                                                                  -----------              -----------


              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
              -------------------------------------------

LIABILITIES:
  Accounts payable to affiliates                                                  $     7,511              $     7,405
  Accrued liabilities                                                                   7,825                    3,750
  Accrued distributions payable to partners                                             -                      141,781
                                                                                  -----------              -----------
                  Total liabilities                                                    15,336                  152,936
                                                                                  -----------              -----------

PARTNERS' CAPITAL (DEFICIT):
  General partner-
    Contributed capital                                                                 1,000                    1,000
    Distributions                                                                     (33,267)                 (34,685)
    Accumulated deficit                                                               (11,728)                 (11,779)
                                                                                  -----------              -----------

                  Total general partner's deficit                                     (43,995)                 (45,464)
                                                                                  -----------              -----------

  Limited partners -
    Contributed capital, net of offering costs  (11,229 units outstanding
       as of December 31, 1998 and March 31, 1999)                                  4,823,980                4,823,980
    Distributions                                                                  (3,293,328)              (3,433,691)
    Accumulated deficit                                                            (1,161,130)              (1,166,169)
                                                                                  -----------              -----------

                  Total limited partners' capital                                     369,522                  224,120
                                                                                  -----------              -----------

                  Total partners' capital (deficit)                                   325,527                  178,656
                                                                                  -----------              -----------

                  Total liabilities and partners' capital (deficit)               $   340,863              $   331,592
                                                                                  -----------              -----------
                                                                                  -----------              -----------


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

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                      ------------------------------------
                             (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------

                                                                                                 For the Three Months
                                                                                                     Ended March 31,
                                                                                               --------------------------
                                                                                                 1998            1999
                                                                                               ---------      -----------
GROSS REVENUES                                                                                 $      85      $    1,005

COSTS AND EXPENSES:
  Costs of filmed entertainment                                                                       85           1,005
  Operating, general and administrative expenses                                                   4,316           5,875
                                                                                               ---------      ----------

         Total costs and expenses                                                                  4,401           6,880
                                                                                               ---------      ----------

OPERATING LOSS                                                                                    (4,316)         (5,875)
                                                                                               ----------     -----------

OTHER INCOME:
  Interest income                                                                                  6,385             785
                                                                                               ---------      ----------

        Total other income                                                                         6,385             785
                                                                                               ---------      ----------

NET INCOME (LOSS)                                                                              $   2,069      $   (5,090)
                                                                                               ---------      ----------
                                                                                               ---------      ----------

ALLOCATION OF NET INCOME (LOSS):
  General Partner                                                                              $      21      $      (51)
                                                                                               ---------      ----------
                                                                                               ---------      ----------

  Limited Partners                                                                             $   2,048      $   (5,039)
                                                                                               ---------      ----------
                                                                                               ---------      ----------

NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT                                                 $     .18      $     (.45)
                                                                                               ---------      ----------
                                                                                               ---------      ----------

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                                                                   11,299          11,299
                                                                                               ---------      ----------
                                                                                               ---------      ----------

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

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                      ------------------------------------
                             (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS
                       ----------------------------------

                                                                                     For the Three Months
                                                                                        Ended March 31,
                                                                                ------------------------------
                                                                                    1998               1999
                                                                                ------------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                             $      2,069        $   (5,090)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Amortization of filmed entertainment costs                                          85             1,005
      Net change in assets and liabilities:
        Decrease in accounts receivable                                               74,823            62,588
        Increase (decrease) in accrued liabilities                                       461            (4,075)
        Decrease in accounts payable to affiliates                                    (6,905)             (106)
                                                                                ------------        ----------

         Net cash provided by operating activities                                    70,533            54,322
                                                                                ------------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners                                                         (141,781)                -
                                                                                ------------        ----------

         Net cash used in financing activities                                      (141,781)                -
                                                                                ------------        ----------

INCREASE (DECREASE) in cash and cash equivalents                                     (71,248)           54,322

Cash and cash equivalents, beginning of period                                       526,005           128,275
                                                                                ------------        ----------

Cash and cash equivalents, end of period                                        $    454,757        $  182,597
                                                                                ------------        ----------
                                                                                ------------        ----------


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

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                      ------------------------------------
                             (A Limited Partnership)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                     ---------------------------------------

(1)      BASIS OF PRESENTATION
         ---------------------

         This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Statements of Financial Position and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Programming Partners 2-A, Ltd. (the "Partnership") as of December 31, 1998 and March 31, 1999 and its results of operations and its cash flows for the three month periods ended March 31, 1998 and 1999. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

(2)      TRANSACTIONS WITH AFFILIATED ENTITIES
         -------------------------------------

         Jones Entertainment Group, Ltd. ("General Partner") is entitled to reimbursement from the Partnership for its direct and indirect expenses allocable to the operations of the Partnership, which shall include, but not be limited to, rent, supplies, telephone, travel, legal expenses, accounting expenses, preparation and distribution of reports to investors and salaries of any full or part-time employees. Because the indirect expenses incurred by the General Partner on behalf of the Partnership are immaterial, the General Partner generally does not charge indirect expenses to the Partnership. The General Partner charged $2,442 and $2,162 to the Partnership for direct expenses to the Partnership for the three months ended March 31, 1998 and 1999, respectively.

(3)      INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION
         ----------------------------------------------

         "Charlton Heston Presents: The Bible"
          -----------------------------------

         In May 1992, the General Partner, on behalf of the Partnership, entered into an agreement with Agamemnon Films, an unaffiliated party, to produce four one-hour programs for television, entitled "Charlton Heston Presents: The Bible" (the "Bible Programs"). The production costs of the Bible Programs were approximately $2,370,000, which included a $240,000 production and overhead fee paid to the General Partner. In return for agreeing to fund these production costs, the Partnership acquired all rights to the Bible Programs in all markets and in all media in perpetuity. The Partnership subsequently assigned half of its ownership of the Bible Programs to an unaffiliated party for an investment of $1,000,000 toward the production costs for the Bible Programs. After consideration of the reimbursement, the Partnership's total investment in the Bible Programs was $1,369,764. In June 1998, the Partnership fully recovered its remaining net investment in this film. From inception to March 31, 1999, the Partnership has recognized $1,770,906 of revenue from this film, of which $769,411 was retained by the distributors of the film for their fees and marketing costs and $1,001,495 was received by the Partnership as of March 31, 1999.

         "The Whipping Boy"
          ----------------

         In August 1993, the Partnership acquired the film rights to the Newbury Award-winning book "The Whipping Boy." "The Whipping Boy" was produced as a two hour telefilm which premiered in the North American television market on The Disney Channel. The film's final cost was approximately $4,100,000. As of March 31, 1999, the Partnership had invested $2,661,487 in the film, which included a $468,000 production and overhead fee paid to the General Partner. The film was co-produced by the General Partner and Gemini Films, a German company. The completed picture was delivered to The Disney Channel in the second quarter of 1994. From inception to March 31, 1999, the Partnership has recognized $2,274,741 of gross revenue from this film, of which $2,100,000 represents the initial license fee from The Disney Channel that was used to finance the film's production. Of the remaining $174,741, $8,408 has been retained by the distributors of the film for their fees and marketing costs and $166,333 has been received by the Partnership as of March 31, 1999. The Partnership's net investment in the film, after consideration of amortization, was $148,995 as of March 31, 1999. The Partnership plans to recover its remaining investment in this film from net revenues generated from domestic and international home video and television markets or from the sale of the Partnership's interests in the film.

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                      ------------------------------------
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

                               FINANCIAL CONDITION
                               -------------------

Liquidity and Capital Resources
-------------------------------

The Partnership's principal sources of liquidity are cash on hand and amounts received from the domestic and international distribution of its programming. As of March 31, 1999, the Partnership had $182,597 in cash. It is not anticipated that the Partnership will invest in any additional programming projects, but instead will focus on the distribution and/or sale of its existing programming projects.

Given the near completion of the second cycle distribution of the Partnership's programming, as previously announced, regular quarterly distributions were suspended beginning with the quarter ended September 30, 1998. However, upon further evaluation by the General Partner of the cash reserves and cash operating needs of the Partnership, an additional quarterly cash flow distribution totaling $141,781 was declared for the three months ended March 31, 1999, which will be paid in May 1999. The Partnership will retain a certain level of working capital, including any necessary reserves, to fund its operating activities. It is anticipated that any future distributions will only be made once proceeds are received from the sale of the Partnership's assets.

The General Partner, on behalf of the Partnership, is currently considering the sale of the Partnership's interests in its programming projects. If the General Partner or one of its affiliates exercises its right to purchase the Partnership's interests in a programming project, however, the sales price for such a transaction will be at least equal to the average of three independent appraisals of the programming project's fair market value. The General Partner has no obligation to purchase any assets of the Partnership. Any sale of all or substantially all of the Partnership's assets will be subject to the approval of the Partnership's limited partners prior to closing of the sale.

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

"Charlton Heston Presents: The Bible"
 -----------------------------------

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

The Partnership and JDFC granted the General Partner the exclusive rights to distribute the Bible Programs. To accomplish this, the General Partner, on its own behalf, and GoodTimes entered into an agreement to form J/G Distribution Company to distribute the Bible Programs. J/G Distribution Company was formed in June 1992 and the Partnership granted it the sole and exclusive right to exhibit and distribute, and to license others to exhibit and distribute, the Bible Programs in all markets, all languages, and all media in perpetuity. J/G Distribution Company holds the copyright for the benefit of the Partnership (50 percent interest) and GoodTimes (50 percent interest). J/G Distribution Company is currently distributing the Bible Programs in the retail home video market. As of March 31, 1999, gross sales made by J/G Distribution Company totaled $3,041,644, of which $1,520,822 has been retained by J/G Distribution Company for its fees and marketing costs, with the remaining $1,520,822 paid 50 percent to the Partnership and 50 percent to Goodtimes. Additionally, $250,000 was received directly by the Partnership as its share of the initial license fee from A&E.

The Partnership recovered its remaining net investment in the Bible Programs in June 1998.

"The Whipping Boy"
 ----------------

In August 1993, the Partnership acquired the film rights to the Newbury Award-winning book "The Whipping Boy." The project was co-developed by the Partnership and The Disney Channel and produced by the General Partner and German and French co-production partners. The completed telefilm was delivered to The Disney Channel in the second quarter of 1994 and premiered in the North American television market in July 1994. As of March 31, 1999, the Partnership had invested $2,661,487 in the film, which included a $468,000 production and overhead fee payable to the General Partner. The Partnership has received approximately $2,100,000 from The Disney Channel for licensing certain rights to the film to The Disney Channel.

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

Gemini Films has, in perpetuity, the copyright and all exploitation rights to the film in German language territories (defined as Germany, Austria, German-speaking Switzerland and German-speaking Luxembourg). Although these exploitation rights remain the sole property of Gemini Films, Gemini Films accounts to the Partnership for any revenue therefrom.

The Partnership owns the worldwide copyright, excluding German language territories, in perpetuity. Although the Partnership owns all exploitation rights in all media in North America, which is defined as the United States, Canada and their respective territories and possessions, the Partnership accounts to Gemini Films for any revenue generated therefrom.

From the movie's North American revenues, the Partnership is entitled to recover its investment plus interest. Thereafter, the Partnership receives 90 percent of all North American revenues and Gemini Films receives 10 percent of such revenues. With respect to international revenues from the movie's distribution, after Gemini Films recovers $250,000 of its investment in the movie's production budget, any funded overages and interest out of net international revenues, the Partnership will receive 20 percent of net international revenues and Gemini Films will receive 80 percent.

In March 1995, the General Partner, on behalf of the Partnership, entered into an agreement with an unaffiliated party granting rights to distribute "The Whipping Boy" in the non-theatrical domestic markets. Non-theatrical markets include 16mm sales and rentals, in-flight, oil rigs, ships at sea, military installations, libraries, restaurants, hotels, motels or other institutional or commercial enterprises. As of March 31, 1999, gross sales made under this agreement totaled $39,353, of which $8,408 was retained by the distributor for its fees. The remaining $30,945 had been received by the Partnership as of March 31, 1999.

In May 1995, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party granting rights to distribute "The Whipping Boy" in the domestic home video market for a period not to exceed five years. As of March 31, 1999, net sales earned and received by the Partnership under this agreement totaled $135,121.

The General Partner and Gemini Films selected Canal Plus Distribution as the company to distribute and exploit the movie outside of North America. Canal Plus Distribution earns distribution fees of 15 percent of the film's gross receipts outside of North America, and it is reimbursed for its expenses capped at 10 percent of the film's gross receipts outside of North America (excluding dubbing costs). Canal Plus Distribution is responsible for accounting and remitting to Gemini Films the net revenues from the film's distribution in all markets and in all media outside of North America. Gemini Films is responsible for forwarding the Partnership's share of such revenues within 10 days of receipt of such funds from Canal Plus.

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

These revenue projections were estimated by the General Partner and the film's distributor based on the film's prior distribution history, the remaining international and domestic territories available to the film for future television, and the General Partner's and the distributor's previous distribution experience with other films. As of March 31, 1999 the Partnership's net investment in the film, after consideration of amortization and the write-downs discussed above, was $148,995. The Partnership plans to recover its remaining net investment in this film from the net revenues generated from remaining international and domestic television markets or from sale of the Partnership's interests in the film.

Impact of the Year 2000 Issue (unaudited)
-----------------------------------------

The Year 2000 issue is the result of many computer programs being written such that they will malfunction when reading a year of "00." This problem could cause system failure or miscalculations causing disruptions of business processes.

In conjunction with its affiliates, the General Partner has initiated an assessment of its computer applications to determine the extent of the problem. Based on this assessment, the General Partner has determined that the majority of its computer applications supporting business processes, including accounting and investor services, are designed to handle the Year 2000 appropriately. The General Partner believes there will be no financial impact to the Partnership due to the Year 2000 issue.

                              RESULTS OF OPERATIONS
                              ---------------------

Revenues of the Partnership increased $920, from $85 to $1,005 for the three months ended March 31, 1998 and 1999, respectively. This increase was the result of an increase in the distribution of "The Whipping Boy" for the three months ended March 31, 1999 as compared to the similar period in 1998.

Filmed entertainment costs increased $920, from $85 to $1,005 for the three months ended March 31, 1998 and 1999, respectively. This increase was the result of increased revenues from the Partnership's programming as discussed above. Filmed entertainment costs are amortized over the life of the film in the ratio that current gross revenues bear to anticipated total gross revenues.

Operating, general and administrative expenses increased $1,559, from $4,316 to $5,875 for the three months ended March 31, 1998 and 1999, respectively. This increase was due primarily to increased direct costs allocable to the operations of the Partnership that were charged to the Partnership by affiliates of the General Partner for the three months ended March 31, 1999 as compared to the similar period in 1998. The increase in direct costs allocable to the Partnership's operations resulted mainly from the increase in direct time spent by the affiliates of the General Partner on the accounting and administrative functions of the Partnership.

Interest income decreased $5,600, from $6,385 to $785 for the three months ended March 31, 1998 and 1999, respectively. This decrease was the result of lower levels of invested cash balances in the three months ended March 31, 1999 as compared to the same period in 1998.

Limited Partners' net income (loss) per partnership unit changed $(.63), from $.18 to $(.45) for the three months ended March 31, 1998 and 1999, respectively. This change was due to the results of operations as discussed above.

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

Dated:  May 14, 1999