Form 10-Q
period 1999-06-30
JONES PROGRAMMING PARTNERS 2-A LTD
filed 1999-08-16
CIK 868610

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1999.
                                          --------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                                                              No
    -----                                                               -----

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)


                                     INDEX
                                     -----

                                                                            Page
                                                                           Number
                                                                           ------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Unaudited Statements of Financial Position as of
                     December 31, 1998 and June 30, 1999                       3

                  Unaudited Statements of Operations for the
                     Three and Six Months Ended June 30, 1998 and 1999         4

                  Unaudited Statements of Cash Flows for the
                      Six Months Ended June 30, 1998 and 1999                  5

                  Notes to Unaudited Financial Statements as of
                     June 30, 1999                                           6-7


         Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations          8-11


PART II.  OTHER INFORMATION                                                   12

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                   UNAUDITED STATEMENTS OF FINANCIAL POSITION
                   ------------------------------------------

                                                                                December 31,                June 30,
                                    ASSETS                                          1998                      1999
                                    ------                                      ------------              -----------
CASH AND CASH EQUIVALENTS                                                       $    128,275              $    43,905

ACCOUNTS RECEIVABLE                                                                   62,588                   90,368

INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION,
  net of accumulated amortization of $3,881,251 and $3,882,879 as of
  December 31, 1998 and June 30, 1999, respectively (Note 3)                         150,000                  148,372
                                                                                ------------              -----------


                  Total assets                                                  $    340,863              $   282,645
                                                                                ------------              -----------
                                                                                ------------              -----------



              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
              -------------------------------------------
LIABILITIES:
  Accounts payable to affiliates                                                $      7,511              $    19,331
  Accrued liabilities                                                                  7,825                    3,975
                                                                                ------------              -----------

                  Total liabilities                                                   15,336                   23,306
                                                                                ------------              -----------

PARTNERS' CAPITAL (deficit):
  General partner-
    Contributed capital                                                                1,000                    1,000
    Distributions                                                                    (33,267)                 (34,685)
    Accumulated deficit                                                              (11,728)                 (10,972)
                                                                                ------------              -----------

                  Total general partner's deficit                                    (43,995)                 (44,657)
                                                                                ------------              -----------

  Limited partners -
    Contributed capital, net of offering costs  (11,229 units outstanding
       as of December 31, 1998 and June 30, 1999)                                  4,823,980                4,823,980
    Distributions                                                                 (3,293,328)              (3,433,691)
    Accumulated deficit                                                           (1,161,130)              (1,086,293)
                                                                                ------------              -----------

                  Total limited partners' capital                                    369,522                  303,996
                                                                                ------------              -----------

                  Total partners' capital                                            325,527                  259,339
                                                                                ------------              -----------

                  Total liabilities and partners' capital (deficit)             $    340,863              $   282,645
                                                                                ------------              -----------
                                                                                ------------              -----------

        The accompanying notes to these unaudited financial statements are an integral part of these unaudited financial statements.

                       JONES PROGRAMMING PARTNERS 2-A, LTD.
                       ------------------------------------
                              (A Limited Partnership)

                        UNAUDITED STATEMENTS OF OPERATIONS
                        ----------------------------------

                                                      For the Three Months      For the Six Months
                                                          Ended June 30,           Ended June  30,
                                                     ---------------------    ---------------------
                                                       1998         1999        1998         1999
                                                     --------     --------    --------     --------
GROSS REVENUES                                       $137,569     $130,579    $137,654     $131,585

COSTS AND EXPENSES:
  Costs of filmed entertainment                        19,743          623      19,828        1,628
  Distribution fees and expenses                       68,564       39,703      68,564       39,704
  Operating, general and administrative expenses       13,256       10,658      17,572       16,533
                                                     --------     --------    --------     --------

         Total costs and expenses                     101,563       50,984     105,964       57,865
                                                     --------     --------    --------     --------

OPERATING INCOME                                       36,006       79,595      31,690       73,720
                                                     --------     --------    --------     --------

OTHER INCOME:
  Interest income                                       4,754        1,088      11,139        1,873
  Other income                                             20         --            20         --
                                                     --------     --------    --------     --------

         Other income                                   4,774        1,088      11,159        1,873
                                                     --------     --------    --------     --------

NET INCOME                                           $ 40,780     $ 80,683     $42,849     $ 75,593
                                                     --------     --------    --------     --------
                                                     --------     --------    --------     --------

ALLOCATION OF NET INCOME:
  General partner                                    $    408     $    807     $   428     $    756
                                                     --------     --------    --------     --------
                                                     --------     --------    --------     --------

  Limited partners                                   $ 40,372     $ 79,876     $42,421     $ 74,837
                                                     --------     --------    --------     --------
                                                     --------     --------    --------     --------

NET INCOME PER LIMITED
   PARTNERSHIP UNIT                                  $   3.60     $   7.11     $  3.78     $   6.66
                                                     --------     --------    --------     --------
                                                     --------     --------    --------     --------

WEIGHTED AVERAGE NUMBER OF LIMITED
   PARTNERSHIP UNITS OUTSTANDING                       11,229       11,229      11,229       11,229
                                                     --------     --------    --------     --------
                                                     --------     --------    --------     --------


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

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                      ------------------------------------
                             (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS
                       ----------------------------------

                                                                                      For the Six Months
                                                                                         Ended June 30,
                                                                               ---------------------------------
                                                                                     1998              1999
                                                                               ---------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                     $   42,849          $   75,593
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
      Amortization of filmed entertainment costs                                     19,828               1,628
      Net change in assets and liabilities:
        Decrease (increase) in accounts receivable                                    6,260             (27,780)
        Increase (decrease) in accounts payable to affiliates                       129,767              11,820
        Decrease in accrued liabilities                                            (121,535)             (3,850)
                                                                                 ----------          ----------

         Net cash provided by operating activities                                   77,169              57,411
                                                                                 ----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners                                                        (283,562)           (141,781)
                                                                                 ----------          ----------

         Net cash used in financing activities                                     (283,562)           (141,781)
                                                                                 ----------          ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (206,393)            (84,370)

CASH AND CASH EQUIVALENTS, beginning of period                                      526,005             128,275
                                                                                 ----------          ----------

CASH AND CASH EQUIVALENTS, end of period                                         $  319,612          $   43,905
                                                                                 ----------          ----------
                                                                                 ----------          ----------

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

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                      ------------------------------------
                             (A Limited Partnership)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                     ---------------------------------------

(1)      BASIS OF PRESENTATION
         ---------------------
         This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Statements of Financial Position and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Programming Partners 2-A, Ltd. (the "Partnership") as of December 31, 1998 and June 30, 1999 and its results of operations and its cash flows for the three month periods ended June 30, 1998 and 1999. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

(2)      TRANSACTIONS WITH AFFILIATED ENTITIES
         -------------------------------------
         Jones Entertainment Group, Ltd. ("General Partner") is entitled to reimbursement from the Partnership for its direct and indirect expenses allocable to the operations of the Partnership, which shall include, but not be limited to, rent, supplies, telephone, travel, legal expenses, accounting expenses, preparation and distribution of reports to investors and salaries of any full or part-time employees. Because the indirect expenses incurred by the General Partner on behalf of the Partnership are immaterial, the General Partner generally does not charge indirect expenses to the Partnership. The General Partner charged $5,435 and $3,375 to the Partnership for direct expenses to the Partnership for the three months ended June 30, 1998 and 1999, respectively.

(3)      INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION
         ----------------------------------------------
         "Charlton Heston Presents: The Bible"
         -------------------------------------
         In May 1992, the General Partner, on behalf of the Partnership, entered into an agreement with Agamemnon Films, an unaffiliated party, to produce four one-hour programs for television, entitled "Charlton Heston Presents: The Bible" (the "Bible Programs"). The production costs of the Bible Programs were approximately $2,370,000, which included a $240,000 production and overhead fee paid to the General Partner. In return for agreeing to fund these production costs, the Partnership acquired all rights to the Bible Programs in all markets and in all media in perpetuity. The Partnership subsequently assigned half of its ownership of the Bible Programs to an unaffiliated party for an investment of $1,000,000 toward the production costs for the Bible Programs. After consideration of the reimbursement, the Partnership's total investment in the Bible Programs was $1,369,764. In June 1998, the Partnership fully amortized its net investment in this film. From inception to June 30, 1999, the Partnership has recognized $1,900,863 of revenue from this film, of which $809,000 was retained by the distributors of the film for their fees and marketing costs and $1,091,863 was received by the Partnership as of June 30, 1999.

         "The Whipping Boy"
         ------------------
         In August 1993, the Partnership acquired the film rights to the Newbury Award-winning book "The Whipping Boy." "The Whipping Boy" was produced as a two-hour telefilm, which premiered in the North American television market on The Disney Channel. The film's final cost was approximately $4,100,000. As of June 30, 1999, the Partnership had invested $2,661,487 in the film, which included a $468,000 production and overhead fee paid to the General Partner. The film was co-produced by the General Partner and Gemini Films, a German company. The completed picture was delivered to The Disney Channel in the second quarter of 1994. From inception to June 30, 1999, the Partnership has recognized $2,275,893 of gross revenue from this film, of which $2,100,000 represents the initial license fee from The Disney Channel that was used to finance the film's production. Of the remaining $175,893, $8,523 has been retained by the distributors of the film for their fees and marketing costs and $167,370 has been received by the Partnership as of June 30, 1999. The Partnership's net investment in the film, after consideration of amortization and write-downs, was $148,372 as of June 30, 1999. The Partnership plans to amortize its remaining investment in this film from net revenues generated from domestic and international home video and television markets or recover its remaining investment from the sale of the Partnership's interests in the film. As of June 30, 1999, there were no outstanding receivables.

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                      ------------------------------------
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------
                               FINANCIAL CONDITION
                               -------------------

Liquidity and Capital Resources
-------------------------------
The Partnership's principal sources of liquidity are cash on hand and amounts received from the domestic and international distribution of its programming. As of June 30, 1999, the Partnership had $43,905 in cash. It is not anticipated that the Partnership will invest in any additional programming projects, but instead will focus on the distribution and/or sale of its existing programming projects.

Given the near completion of the second cycle distribution of the Partnership's programming, as previously announced, regular quarterly distributions were suspended beginning with the quarter ended September 30, 1998. However, upon further evaluation by the General Partner of the cash reserves and cash operating needs of the Partnership, an additional quarterly cash flow distribution totaling $141,781 was declared for the three months ended March 31, 1999, which was paid in May 1999. The Partnership will retain a certain level of working capital, including any necessary reserves, to fund its operating activities. It is anticipated that any future distributions will only be made once proceeds are received from the sale of the Partnership's assets, although the General Partner will continue to make quarterly evaluations of the Partnership's working capital position and needs.

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

"Charlton Heston Presents: The Bible"
-------------------------------------
In 1992, the General Partner, on behalf of the Partnership, entered into an agreement with Agamemnon Films, an unaffiliated party, to produce four one-hour programs for television, entitled "Charlton Heston Presents: The Bible" (the "Bible Programs") for Arts and Entertainment Network ("A&E"). The production costs of the Bible Programs were approximately $2,370,000, which included a $240,000 production and overhead fee to the General Partner. In return for agreeing to fund these production costs, the Partnership acquired all rights to the Bible Programs in all markets and in all media in perpetuity. After the production costs are fully recovered by both the Partnership and GoodTimes, then pursuant to a contractual formula, revenues for the Bible programs will be shared with Agamemnon Films.

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

The Partnership and JDFC granted the General Partner the exclusive rights to distribute the Bible Programs. To accomplish this, the General Partner, on its own behalf, and GoodTimes entered into an agreement to form J/G Distribution Company to distribute the Bible Programs. J/G Distribution Company was formed in June 1992 and the Partnership granted it the sole and exclusive right to exhibit and distribute, and to license others to exhibit and distribute, the Bible Programs in all markets, all languages, and all media in perpetuity. J/G Distribution Company holds the copyright for the benefit of the Partnership (50 percent interest) and GoodTimes (50 percent interest). J/G Distribution Company is currently distributing the Bible Programs in the retail home video market. As of June 30, 1999, gross sales made by J/G Distribution Company totaled $3,301,558, of which $1,650,779 has been retained by J/G Distribution Company for its fees and marketing costs, with the remaining $1,650,779 paid 50 percent to the Partnership and 50 percent to Goodtimes. Additionally, $250,000 was received directly by the Partnership as its share of the initial license fee from A&E.

The Partnership fully amortized its net investment in the Bible Programs in June 1998.

"The Whipping Boy"
------------------
In August 1993, the Partnership acquired the film rights to the Newbury Award-winning book "The Whipping Boy." The project was co-developed by the Partnership and The Disney Channel and produced by the General Partner and German and French co-production partners. The completed telefilm was delivered to The Disney Channel in the second quarter of 1994 and premiered in the North American television market in July 1994. As of June 30, 1999, the Partnership had invested $2,661,487 in the film, which included a $468,000 production and overhead fee payable to the General Partner. The Partnership has received approximately $2,100,000 from The Disney Channel for licensing certain rights to the film to The Disney Channel.

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

In March 1995, the General Partner, on behalf of the Partnership, entered into an agreement with an unaffiliated party granting rights to distribute "The Whipping Boy" in the non-theatrical domestic markets. Non-theatrical markets include 16mm sales and rentals, in-flight, oil rigs, ships at sea, military installations, libraries, restaurants, hotels, motels or other institutional or commercial enterprises. As of June 30, 1999, gross sales made under this agreement totaled $39,976, of which $8,523 was retained by the distributor for its fees. The remaining $31,453 had been received by the Partnership as of June 30, 1999.

In May 1995, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party granting rights to distribute "The Whipping Boy" in the domestic home video market for a period not to exceed five years. As of June 30, 1999, net sales earned and received by the Partnership under this agreement totaled $135,121.

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

These revenue projections were estimated by the General Partner and the film's distributor based on the film's prior distribution history, the remaining international and domestic territories available to the film for future television, and the General Partner's and the distributor's previous distribution experience with other films. As of June 30, 1999 the Partnership's net investment in the film, after consideration of amortization and the write-downs discussed above, was $148,372. The Partnership plans to amortize its remaining net investment in this film from the net revenues generated from remaining international and domestic television markets or recover its remaining net investment from the sale of the Partnership's interests in the film.

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

                              RESULTS OF OPERATIONS
                              ---------------------

Revenues of the Partnership decreased $6,990, from $137,569 to $130,579 for the three months ended June 30, 1998 and 1999, respectively. Revenues of the Partnership decreased $6,069, from $137,654 to $131,585 for the six months ended June 30, 1998 and 1999, respectively. These decreases were primarily the result of an decrease in the distribution of the Bible Programs. Revenues from the Bible Programs decreased $7,169, from $137,126 to $129,957 for the three months ended June 30, 1998 and 1999, respectively, and decreased $7,169, from $137,126 to $129,957 for the six months ended June 30, 1998 and 1999, respectively. These decreases in Bible Programs revenue were partially offset by decreases in the distribution of "The Whipping Boy". Revenues received from "The Whipping Boy" increased $179, from $444 to $623 for the three months ended June 30, 1998 and 1999, respectively, and increased $1,099, from $529 to $1,628 for the six months ended June 30, 1998 and 1999, respectively.

Filmed entertainment costs decreased $19,120, from $19,743 to $623 for the three months ended June 30, 1998 and 1999, respectively. Filmed entertainment costs decreased $18,200, from $19,828 to $1,628 for the six months ended June 30, 1998 and 1999, respectively. These decreases were the result of the full amortization of the capitalized production costs relating to the Bible Programs during 1998. Filmed entertainment costs are amortized over the life of the film in the ratio that current gross revenues bear to anticipated total gross revenues.

Distribution fees and expenses decreased $28,238, from $68,564 to $39,703 for the three months ended June 30, 1998 and 1999, respectively. Distribution fees and expenses decreased $27,232, from $68,564 to $39,704 for the six months ended June 30, 1998 and 1999, respectively. These decreases for the three and six month periods ended June 1999, were due to the recapture of distribution fees and expenses of $25,389 for the Bible Programs. Distribution fees and expenses relate to the compensation due and costs incurred by unaffiliated parties in selling the Partnership's programming in the domestic and international markets. The timing and amount of distribution fees and expenses vary depending upon the individual market in which programming is distributed.

Operating, general and administrative expenses decreased $2,598, from $13,256 to $10,658 for the three months ended June 30, 1998 and 1999, respectively. Operating and general and administrative expenses decreased $1,039, from $17,572 to $16,533 for the six months ended June 30, 1998 and 1999, respectively. These decreases were due primarily to decreased direct costs allocable to the operations of the Partnership that were charged to the Partnership by the General Partner and its affiliates in 1999 as compared to 1998. The decrease in direct costs allocable to the Partnership's operations resulted mainly from the decrease in General Partner personnel expenses and the decrease in direct time spent by the affiliates of the General Partner on the accounting and legal functions of the Partnership.

Interest income decreased $3,666, from $4,754 to $1,088 for the three months ended June 30, 1998 and 1999, respectively. Interest income decreased $9,266, from $11,139 to $1,873 for the six months ended June 30, 1998 and 1999, respectively. These decreases for both the three month and six month periods ended June 30, 1999 as compared to the same periods in 1998 were the result of lower invested cash balances.

Limited Partners' net income per partnership unit changed $3.51, from $3.60 to $7.11 for the three months ended June 30, 1998 and 1999, respectively. Limited Partners' net income for the partnership unit changed $2.88, from $3.78 to $6.66 for the six months ended June 30, 1998 and 1999, respectively. This change was due to the results of operations as discussed above.

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

                                    JONES PROGRAMMING PARTNERS 2-A, LTD.
                                    BY:   JONES ENTERTAINMENT GROUP, LTD.
                                          General Partner




                                    By:   /s/ Thomas B. Anema
                                          ------------------------------------
                                          Thomas B. Anema
                                          Vice President/Finance and Treasurer
                                          (Principal Financial Officer)

Dated:  August 13, 1999