Form 10-Q
period 1999-09-30
JONES PROGRAMMING PARTNERS 2-A LTD
filed 1999-11-15
CIK 868610

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark One)

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended SEPTEMBER 30, 1999.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________ .

                         Commission File Number 0-20944


                      JONES PROGRAMMING PARTNERS 2-A, LTD.
     ---------------------------------------------------------------------
                Exact name of registrant as specified in charter

     COLORADO                                                  #84-1088819
     ---------------------------------------------------------------------
     State of organization                           I.R.S. employer I.D.#


               9697 EAST MINERAL AVENUE, ENGLEWOOD, COLORADO 80112
     ---------------------------------------------------------------------
                      Address of principal executive office

                                 (303) 792-3111
     ---------------------------------------------------------------------
                          Registrant's telephone number


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

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I. FINANCIAL INFORMATION
   Item 1.  Financial Statements
            Unaudited Statements of Financial Position as of
               December 31, 1998 and September 30, 1999                        3
            Unaudited Statements of Operations for the Three
              and Nine Months Ended September 30, 1998 and 1999                4
            Unaudited Statements of Cash Flows for the
                Nine Months Ended September 30, 1998 and 1999                  5
            Notes to Unaudited Financial Statements as of
               September 30, 1999                                            6-7
   Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations                 8-9
PART II.  OTHER INFORMATION                                                   10


                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                             (A Limited Partnership)

                   UNAUDITED STATEMENTS OF FINANCIAL POSITION

                                                                              December 31,      September 30,
                                 ASSETS                                          1998               1999
                                                                              ------------      -------------
CASH AND CASH EQUIVALENTS                                                     $  128,275          $  113,615

ACCOUNTS RECEIVABLE                                                               62,588              17,711

INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION,
  net of accumulated amortization of $3,881,251 and $3,882,999 as of
  December 31, 1998 and September 1999, respectively (Note 3)                    150,000             148,252
                                                                              ----------          ----------
                  Total assets                                                $  340,863          $  279,578
                                                                              ==========          ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES:
  Accounts payable to affiliates                                                $  7,511            $  1,284
  Accrued liabilities                                                              7,825               5,900
                                                                              ----------          ----------
                  Total liabilities                                               15,336               7,184
                                                                              ----------          ----------
PARTNERS' CAPITAL (deficit):
  General partner-
    Contributed capital                                                            1,000               1,000
    Distributions                                                                (33,267)            (34,686)
    Accumulated deficit                                                          (11,728)            (10,843)
                                                                              ----------          ----------
                  Total general partner's deficit                                (43,995)            (44,529)
                                                                              ----------          ----------
  Limited partners -
    Contributed capital, net of offering costs  (11,229 units
      outstanding as of December 31, 1998 and September 1999)                  4,823,980           4,823,980
    Distributions                                                             (3,293,328)         (3,433,691)
    Accumulated deficit                                                       (1,161,130)         (1,073,366)
                                                                              ----------          ----------

                  Total limited partners' capital                                369,522             316,923
                                                                              ----------          ----------
                  Total partners' capital                                        325,527             272,416
                                                                              ----------          ----------
                  Total liabilities and partners' capital                     $  340,863          $  279,578
                                                                              ==========          ==========


      The accompanying notes to these unaudited financial statements are an integral part of these unaudited financial statements.

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                             (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS

                                                                 For the Three Months                      For the Nine Months
                                                                  Ended September 30,                      Ended September 30,
                                                           ------------------------------            -----------------------------
                                                             1998                 1999                 1998                 1999
                                                           ---------            ---------            ---------           ---------
GROSS REVENUES                                             $   7,513            $  17,830            $ 145,167           $ 149,415
COSTS AND EXPENSES:
  Costs of filmed entertainment                                  -                    120               19,828               1,748
  Distribution fees and expenses                               3,757                  -                 72,320              39,704
  Operating, general and administrative expenses               6,030                5,048               23,602              21,581
                                                           ---------            ---------            ---------           ---------
         Total costs and expenses                              9,787                5,168              115,750              63,033
                                                           ---------            ---------            ---------           ---------
OPERATING INCOME (LOSS)                                       (2,274)              12,662               29,417              86,382
                                                           ---------            ---------            ---------           ---------
OTHER INCOME (EXPENSE):
  Interest income                                              3,894                  457               15,033               2,330
  Other income (expense), net                                    -                    (63)                  20                 (63)
                                                           ---------            ---------            ---------           ---------
         Other income, net                                     3,894                  394               15,053               2,267
                                                           ---------            ---------            ---------           ---------
NET INCOME                                                 $   1,620            $  13,056            $  44,470           $  88,649
                                                           =========            =========            =========           =========
ALLOCATION OF NET INCOME:
  General partner                                          $      16            $     130            $     445           $     886
                                                           =========            =========            =========           =========
  Limited partners                                         $   1,605            $  12,926            $  44,025           $  87,763
                                                           =========            =========            =========           =========
NET INCOME PER LIMITED
   PARTNERSHIP UNIT                                        $     .15            $    1.15            $    3.92           $    7.81
                                                           =========            =========            =========           =========
WEIGHTED AVERAGE NUMBER OF LIMITED
   PARTNERSHIP UNITS OUTSTANDING                              11,229               11,229               11,229              11,229
                                                           =========            =========            =========           =========


      The accompanying notes to the unaudited financial statement are an integral part of these unaudited financial statements.

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                             (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS

                                                                            For the Nine Months
                                                                            Ended September 30,
                                                                       ------------------------------
                                                                         1998                 1999
                                                                       ---------            ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                           $  44,470            $  88,649
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
      Amortization of filmed entertainment costs                          19,828                1,748
      Net change in assets and liabilities:
        Decrease in accounts receivable                                   74,823               44,877
        Decrease in accounts payable to affiliates                        (3,850)              (6,227)
        Decrease in accrued liabilities                                 (120,410)              (1,925)
                                                                       ---------            ---------
         Net cash provided by (used in) operating activities             (14,883)             127,122
                                                                       ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners                                             (425,343)            (141,782)
                                                                       ---------            ---------

         Net cash used in financing activities                          (425,343)            (141,782)
                                                                       ---------            ---------

DECREASE in cash and cash equivalents                                   (410,460)             (14,660)

Cash and cash equivalents, beginning of period                           526,005              128,275
                                                                       ---------            ---------

Cash and cash equivalents, end of period                               $ 115,545            $ 113,615
                                                                       =========            =========

     The accompanying notes to the unaudited financial statements are an integral part of these unaudited financial statements.

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                             (A Limited Partnership)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(1)      BASIS OF PRESENTATION

         This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Statements of Financial Position and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Programming Partners 2-A, Ltd. (the "Partnership") as of December 31, 1998 and September 30, 1999 and its results of operations and its cash flows for the nine month periods ended September 1998 and 1999. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

(2)      TRANSACTIONS WITH AFFILIATED ENTITIES

         Jones Entertainment Group, Ltd. ("General Partner") is entitled to reimbursement from the Partnership for its direct and indirect expenses allocable to the operations of the Partnership, which shall include, but not be limited to, rent, supplies, telephone, travel, legal expenses, accounting expenses, preparation and distribution of reports to investors and salaries of any full or part-time employees. Because the indirect expenses incurred by the General Partner on behalf of the Partnership are immaterial, the General Partner generally does not charge indirect expenses to the Partnership. The General Partner charged $2,954 and $1,652 to the Partnership for direct expenses to the Partnership for the three months ended September 1998 and 1999, respectively. For the nine month periods ended September 30, 1998 and 1999, $8,389 and $5,027, respectively, of direct expenses were charged to the Partnership.

(3)      INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION

         "CHARLTON HESTON PRESENTS: THE BIBLE"

         In May 1992, the General Partner, on behalf of the Partnership, entered into an agreement with Agamemnon Films, an unaffiliated party, to produce four one-hour programs for television, entitled "Charlton Heston Presents: The Bible" (the "Bible Programs"). The production costs of the Bible Programs were approximately $2,370,000, which included a $240,000 production and overhead fee paid to the General Partner. In return for agreeing to fund these production costs, the Partnership acquired all rights to the Bible Programs in all markets and in all media in perpetuity. The Partnership subsequently assigned half of its ownership of the Bible Programs to an unaffiliated party for an investment of $1,000,000 toward the production costs for the Bible Programs. After consideration of the reimbursement, the Partnership's total investment in the Bible Programs was $1,369,764. In June 1998, the Partnership fully amortized its net investment in this film. From inception to September 30, 1999, the Partnership has recognized $1,918,574 of revenue from this film, of which $817,856 was retained by the distributors of the film for their fees and marketing costs and $1,083,007 was received by the Partnership. The Partnersip aniticipates payment for the remaining $17,711 in November 1999.

         "THE WHIPPING BOY"

         In August 1993, the Partnership acquired the film rights to the Newbury Award-winning book "The Whipping Boy." "The Whipping Boy" was produced as a two-hour telefilm, which premiered in the North American television market on The Disney Channel. The film's final cost was approximately $4,100,000. As of September 30, 1999, the Partnership had invested $2,661,487 in the film, which included a $468,000 production and overhead fee paid to the General Partner. The film was co-produced by the General Partner and Gemini Films, a German company. The completed picture was delivered to The Disney Channel in the second quarter of 1994. From inception to September 30, 1999, the Partnership has recognized $2,275,893 of gross revenue from this film, of which $2,100,000 represents the initial license fee from The Disney Channel that was used to finance the film's production. Of the remaining $175,893, $8,497 was retained by the distributors of the film for their fees and marketing costs and $167,396 was received by the Partnership. The Partnership's net investment in the film, after consideration of amortization and write-downs, was $148,252 as of September 30, 1999. The Partnership plans to amortize its remaining investment in this film from net revenues generated from domestic and international home video and television markets or recover its remaining investment from the sale of the Partnership's interests in the film. As of September 30, 1999, there were no outstanding receivables.

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               FINANCIAL CONDITION


LIQUIDITY AND CAPITAL RESOURCES

The Partnership's principal sources of liquidity are cash on hand and amounts received from the domestic and international distribution of its programming. As of September 30, 1999, the Partnership had approximately $114,000 in cash. The Partnership had an outstanding receivable from unaffiliated distributors totaling approximately $18,000 as of September 30, 1999. It is not anticipated that the Partnership will invest in any additional programming projects, but instead will focus on the distribution and/or sale of its existing programming projects.

Given the near completion of the second cycle distribution of the Partnership's programming, as previously announced, regular quarterly distributions were suspended beginning with the quarter ended September 30, 1998. However, upon further evaluation by the General Partner of the cash reserves and cash operating needs of the Partnership, an additional distribution of $141,782 was declared for the three months ended March 31, 1999, and was paid in May 1999. The Partnership will retain a certain level of working capital, including any necessary reserves, to fund its operating activities. It is anticipated that any future distributions will only be made once proceeds are received from the sale of the Partnership's assets, although the General Partner will continue to make quarterly evaluations of the Partnership's working capital position and needs.

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

The General Partner cannot predict at this time when or at what price the Partnership's interests in its programming projects ultimately will be sold but expects to initiate sales effort in the first quarter of 2000. The projects may be sold as a group or on a one by one basis, at the discretion of the General Partner. Any direct costs incurred by the General Partner on behalf of the Partnership in soliciting and arranging for the sale, or sales, of the Partnership's programming projects will be charged to the Partnership. It is anticipated that the net proceeds from the sale, or sales, of the Partnership's interests in its programming will be distributed to the partners after such sale. Based on the General Partner's estimates of value and indications of value obtained from unaffiliated parties, it is probable that the distributions of the proceeds from the sales of the Partnership's programming projects, together with all prior distributions paid to the limited partners, will return to the limited partners less than 70% of their initial capital contributions to the Partnership.

The General Partner believes that the Partnership has, and will continue to have, sufficient liquidity to fund its operations and to meet its obligations. Cash flow from operating activities will be generated from the Partnership's programming projects "The Whipping Boy" and "The Bible".

IMPACT OF THE YEAR 2000 ISSUE (UNAUDITED)

The Year 2000 issue is the result of many computer programs being written such that they will malfunction when reading a year of "00." This problem could cause system failure or miscalculations causing disruptions of business processes.

In conjunction with its affiliates, the General Partner has initiated an assessment of its computer applications to determine the extent of the problem. Based on this assessment, the General Partner has determined that its computer applications supporting business processes, including accounting and investor services, are designed to handle the Year 2000 appropriately. The General Partner believes there will be no financial impact to the Partnership due to the Year 2000 issue.

                              RESULTS OF OPERATIONS

Revenues of the Partnership increased $ 10,317, from $7,513 to $17,830 for the three months ended September 30, 1998 and 1999, respectively. Revenues of the Partnership increased $4,248, from $145,167 to $149,415 for the nine months ended September 30, 1998 and 1999, respectively. These increases were primarily the result of an increase in the distribution of the Bible Programs. Revenues from the Bible Programs increased $10,200, from $7,511 to $17,711 for the three months ended September 30, 1998 and 1999, respectively, and increased $3,030, from $144,638 to $147,668 for the nine months ended September 30, 1998 and 1999, respectively. Revenues from "The Whipping Boy" for the three and nine month periods ended September 30, 1999, were immaterial.

Filmed entertainment costs increased $120, from $0 to $120 for the three months ended September 30, 1998 and 1999, respectively. Filmed entertainment costs decreased $18,080, from $19,828 to $1,748 for the nine months ended September 30, 1998 and 1999, respectively. The increase for the three months ended September 30, 1999, as compared to the same period in 1998, was the result of the amortization of the revenue received for the Whipping. The decrease for nine months ended September 30, 1999, as compared to the same period in 1998, was the result of the full amortization of the capitalized production costs relating to the Bible programs during 1998. Filmed entertainment costs are amortized over the life of the film in the ratio that current gross revenues bear to anticipated total gross revenues.

Distribution fees and expenses decreased $3,757, from $3,757 to $0 for the three months ended September 30, 1998 and 1999, respectively. Distribution fees and expenses decreased $32,616, from $72,320 to $39,704 for the nine months ended September 30, 1998 and 1999, respectively. The decrease for the three month period ended September 1999 as compared to the same period in 1998, was due to the decrease in distribution fees. The decrease for the nine month period ended September 1999 as compared to the same period in 1998, was due primarily to the reduction of distribution fees and expenses for the Bible Programs. Distribution fees and expenses relate to the compensation due and costs incurred by unaffiliated parties in selling the Partnership's programming in the domestic and international markets. The timing and amount of distribution fees and expenses vary depending upon the individual market in which programming is distributed.

Operating, general and administrative expenses decreased $982, from $6,030 to $5,048 for the three months ended September 30, 1998 and 1999, respectively. Operating and general and administrative expenses decreased $2,021, from $23,602 to $21,581 for the nine months ended September 30, 1998 and 1999, respectively. These decreases were due primarily to decreased direct costs allocable to the operations of the Partnership that were charged to the Partnership by the General Partner and its affiliates in 1999 as compared to 1998. The decrease in direct costs allocable to the Partnership's operations resulted mainly from the decrease in General Partner personnel expenses and the decrease in direct time spent by the affiliates of the General Partner on the accounting and legal functions of the Partnership.

Interest income decreased $3,437, from $3,894 to $457 for the three months ended September 30, 1998 and 1999, respectively. Interest income decreased $12,703, from $15,033 to $2,330 for the nine months ended September 30, 1998 and 1999, respectively. These decreases for the three month and nine month periods ended September 30, 1999 were the result of lower invested cash balances as compared to the same periods in 1998.

Limited Partners' net income per partnership unit changed $1.00, from $.15 to $1.15 for the three months ended September 30, 1998 and 1999, respectively. Limited Partners' net income for the partnership unit changed $3.89 , from $3.92 to $7.81 for the nine months ended September 30, 1998 and 1999, respectively. This change was due to the results of operations as discussed above.

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


Dated:  November 15, 1999