Form 10-K405
period 1999-12-31
JONES PROGRAMMING PARTNERS 2-A LTD
filed 2000-03-29
CIK 868610

                                 FORM 10-K
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1999

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from      ______ to ______

Commission file number: 0-20944

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
             (Exact name of registrant as specified in its charter)


         COLORADO                                       84-1088819
(State of Organization)                           (IRS Identification No.)

9697 EAST MINERAL AVENUE, ENGLEWOOD, COLORADO 80112           (303) 792-3111
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                                   -----


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

                                     PART I.

                                ITEM 1. BUSINESS

     Jones Programming Partners 2-A, Ltd. (the "Partnership") is a Colorado limited partnership that was formed in March 1992 pursuant to the public offering of limited partnership interests in the Jones Programming Partners Limited Partnership Program. Jones Entertainment Group, Ltd., a Colorado corporation engaged in the development, production, acquisition and distribution of its original entertainment programming, is the general partner of the Partnership (the "General Partner"). The Partnership was formed to acquire, develop, produce and distribute original programming to be owned by the Partnership. The Partnership generates revenues from the licensing of its programming. All the Partnership's films are subject to a variety of license agreements for various markets. Some of these agreements will last beyond the year 2000. The General Partner charges the Partnership for direct costs incurred on the Partnership's behalf. See further discussion of such costs charged to the Partnership by the General Partner in ITEM 8, FINANCIAL STATEMENTS, NOTE 4. During 1999, the Partnership had two programming projects: "Charlton Heston
Presents: The Bible" and "The Whipping Boy." It is not anticipated that the Partnership will invest in any additional programming, but instead will focus on the distribution and/or sale of its existing programming projects. Following is a description of these programming projects.

CHARLTON HESTON PRESENTS: THE BIBLE

     In May 1992, the General Partner, on behalf of the Partnership, entered into an agreement with Agamemnon Films, an unaffiliated party, to produce four one-hour programs for television, entitled "Charlton Heston Presents: The Bible" (the "Bible Programs"). The production costs of the Bible Programs were approximately $2,370,000, which included a $240,000 production and overhead fee paid to the General Partner. In return for agreeing to fund these production costs, the Partnership acquired all rights to the Bible Programs in all markets and in all media in perpetuity. The Partnership subsequently assigned half of its ownership of the Bible Programs to an unaffiliated party for an investment of $1,000,000 toward the production costs for the Bible Programs. After consideration of the reimbursement, the Partnership's total investment in the Bible Programs was $1,369,764. In June 1998, the Partnership fully amortized its net investment in this film. From inception to December 31, 1999, the Partnership has recognized $2,009,525 of revenue from this film, of which $888,720 was retained by the distributors of the film for their fees and marketing costs and $1,069,693 was received by the Partnership as of December 31, 1999. The remaining $51,112 was received by the Partnership in February 2000.

THE WHIPPING BOY

     In August 1993, the Partnership acquired the rights to the Newbury Award-winning book, "The Whipping Boy." "The Whipping Boy" was produced as a two-hour telefilm which premiered in the North American television market on The Disney Channel. The film's final cost was approximately $4,100,000. As of December 31, 1999, the Partnership had invested $2,661,487 in the film, which included a $468,000 production and overhead fee paid to the General Partner. The film was co-produced by the General Partner and Gemini Films, a German company. The completed picture was delivered to The Disney Channel in the second quarter of 1994. From inception to December 31, 1999, the Partnership has recognized $2,276,382 of gross revenue from this film, of which $2,100,000 represents the initial license fee from The Disney Channel that was used to finance the film's production. Of the remaining $176,382, $8,497 was retained by the distributors of the film for their fees and marketing costs and $167,885 was received by the Partnership as of December 31, 1999.

     During the fourth quarter 1999, the General Partner reassessed the anticipated gross revenues remaining from the distribution of "The Whipping Boy" based on revised estimated television sales projections and actual results of the film's distribution in comparison to the film's prior projections. A determination was made by the General Partner that the Partnership's net investment in "The Whipping Boy" of $147,883 exceeded the film's estimated net realizable value of $7,883 as of December 31, 1999, resulting in a write-down of $140,000. The film's estimated net realizable value was calculated based on an estimate of anticipated revenues remaining over the life of the film from international and domestic television distribution, net of estimated distribution fees and costs, as of December 31, 1999.

     As of December 31, 1999, the Partnership's net investment in the film, after consideration of amortization and write-downs, was $7,883. The Partnership plans to amortize its remaining investment in this film from net revenues generated from domestic and international television markets or recover its remaining investment from sale of the Partnership's interests in the film.

GENERAL MATTERS

     The Partnership will seek to recover its investment in programming by relicensing its assets through international sales, domestic cable or syndication, home video and ancillary markets or by selling its interests in its programming. The General Partner, on behalf of the Partnership, is planning the sale of the Partnership's interests in its programming projects. See further discussion of the Partnership's distribution efforts concerning its film projects in ITEM 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. There is no assurance that the Partnership will be successful in obtaining a buyer or buyers for the assets of the Partnership or that the terms or conditions of any sale will be favorable to the Partnership. Many of the factors set forth below which affect the distribution of the films will also affect the salability of the films themselves. If efforts to sell the Partnership's assets are not successful, the Partnership will continue to seek distribution for its films.

     The Partnership has encountered and will continue to encounter intense competition in connection with its attempts to distribute its programming. There is competition within the television programming industry for exhibition time on cable television networks, broadcast networks and independent television stations. In most cases, potential customers of the Partnership's programming also produce their own competitive programs. In recent years, the number of television production companies and the volume of programming being distributed have increased, thereby intensifying this competition. Acceptance of the programming in certain distribution media may be limited and the programming will compete with other types of television programming in all domestic and international distribution media and markets. The success of programming is also dependent in part on public taste, which is unpredictable and susceptible to change. In international markets, the Partnership has and will encounter additional risks, such as foreign currency rate fluctuations, compliance and regulatory requirements, differences in tax laws, and economic and political environments.

      The Partnership's films have been distributed in a number of markets. It is not known whether the Partnership can successfully exploit any of its films in these or other markets in the future. Any distribution revenues from the Partnership's programming will rely heavily on the existence and size of remaining distribution markets and media, if any, that have not been exploited by the Partnership in its previous distribution efforts in the domestic and international theatrical, home video, television, and ancillary markets. There can be no assurance that the distribution efforts made by the Partnership, the General Partner or unaffiliated parties on behalf of the Partnership for the programming will be successful.


                               ITEM 2. PROPERTIES

     See ITEM 1.

                            ITEM 3. LEGAL PROCEEDINGS

     None.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II.

                ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK
                       AND RELATED SECURITY HOLDER MATTERS

     While the Partnership is publicly held, there is no public market for the limited partnership interests and it is not expected that such a market will develop in the future. As of February 15, 2000, the number of equity security holders in the Partnership was 555.

                         ITEM 6. SELECTED FINANCIAL DATA


                                                          FOR THE YEARS ENDED DECEMBER 31,
                                        -----------------------------------------------------------------------
                                              1995          1996           1997           1998            1999
                                        -----------    -----------    -----------    -----------    -----------
Gross revenues                          $   324,489    $   329,875    $   215,834    $   292,569    $   240,736
Costs of filmed entertainment               303,817        281,451        199,899         19,829          2,117
Distribution fees and expenses              159,045        105,707         92,702        146,077         80,037
Loss on write-down of
  film production cost                           --        575,000             --        194,907        140,000
Operating, general and administrative
  expenses                                   19,296         31,701         78,965         30,720         27,549
Operating income (loss)                    (157,669)      (663,984)      (155,732)       (98,964)        (8,967)
Net income (loss)                          (220,238)      (575,789)      (118,640)       (82,162)        (5,322)
Net income (loss) per limited
  partnership unit                           (19.42)        (50.76)        (10.46)         (7.24)          (.47)
Weighted average number of limited
  partnership units outstanding              11,229         11,229         11,229         11,229         11,229
General partner's deficit                   (22,050)       (33,479)       (40,337)       (43,995)       (45,466)
Limited partners' capital                 2,541,978      1,410,494        731,588        369,522        223,890
Total assets                              2,670,155      1,555,607        965,564        340,863        187,453
General partner advances                      2,446         29,106          8,622          7,511            836


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

                              RESULTS OF OPERATIONS

1999 COMPARED TO 1998

Revenues of the Partnership decreased $51,833, from $292,569 in 1998 to $240,736 in 1999. This decrease in revenues was primarily related to a $53,421 decrease in the sales of "The Bible Programs," from $292,040 in 1998 to $238,619 in 1999.

Filmed entertainment costs decreased $17,712, from $19,829 in 1998 to $2,117 in 1999. This decrease was the result of the full amortization of the capitalized production costs relating to "The Bible Programs" during 1998. Filmed entertainment costs are amortized over the life of each film in the ratio that current gross revenues bear to anticipated total gross revenues.

Distribution fees and expenses decreased $66,040, from $146,077 in 1998 to $80,037 in 1999. This decrease was the result of decreased home video sales of the "Bible Programs" under the Partnership's distribution agreement with J/G Distribution Company, an affiliate of the General Partner. Distribution fees and expenses relate to the compensation due and costs incurred by unaffiliated parties in selling the Partnership's programming in the domestic and international markets. The timing and amount of distribution fees and expenses vary depending upon the individual market in which programming is distributed.

Loss on write-down of film production was $194,907 in 1998, and an additional $140,000 was written down in 1999. The 1999 write down resulted in a remaining net investment in "The Whipping Boy" of $7,883 as of December 31, 1999.

Operating, general and administrative expenses decreased $3,171, from $30,720 in 1998 to $27,549 in 1999. This decrease was due primarily to decreased direct costs allocable to the operations of the Partnership that were charged to the Partnership by the General Partner and its affiliates in 1999 as compared to 1998. The decrease in direct costs allocable to the Partnership's operations resulted mainly from the decrease in direct time spent by the affiliates of the General Partner on the accounting and legal functions of the Partnership.

Interest income decreased $13,199, from $16,782 in 1998 to $3,583 in 1999. This decrease was due primarily to lower levels of invested cash balances existing during 1999 as compared to 1998.

Limited Partners' net loss per partnership unit changed $6.77, from $(7.24) in 1998 to $(.47) in 1999. This change was due to the results of operations as discussed above.

1998 COMPARED TO 1997

Revenues of the Partnership increased $76,735, from $215,834 in 1997 to $292,569 in 1998. This increase in revenues was primarily related to a $108,502 increase in the sales of "The Bible Programs," from $183,538 in 1997 to $292,040 in 1998. This increase was partially offset by a decrease in domestic home video and non-theatrical sales of "The Whipping Boy", which totaled $32,296 in 1997 as compared to $529 in 1998.

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

Limited Partners' net loss per partnership unit changed $3.22, from $(10.46) in 1997 to $(7.24) in 1998. This change was due to the results of operations as discussed above.

                               FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's principal sources of liquidity are cash on hand and amounts received from the domestic and international distribution of its programming. As of December 31, 1999, the Partnership had approximately $128,000 in cash. Cash generated from operations for the year ended December 31, 1999, was approximately 142,000. The Partnership will not invest in any additional programming projects, but instead will focus on the distribution and sale of its two existing films. The Partnership had outstanding amounts receivable totaling approximately $51,000 as of December 31, 1999. These amounts were received by the Partnership in the first quarter of 2000.

Given the near completion of the second cycle of distribution of the Partnership's programming, as previously announced, regular quarterly distributions were suspended beginning with the quarter ended September 30, 1998. However, upon further evaluation by the General Partner of the cash reserves and cash operating needs of the Partnership, an additional distribution of $141,782 was declared for the three months ended March 31, 1999, and was paid in May 1999. The Partnership will retain a certain level of working capital, including any necessary reserves, to fund its operating activities. It is anticipated that any future distributions, if any, will only be made once proceeds are received from the sale of the Partnership's assets, although the General Partner will continue to make quarterly evaluations of the Partnership's working capital position and needs. There is no assurance regarding the current timing of any future distributions.

The General Partner, on behalf of the Partnership, is currently considering the sale of the Partnership's interests in its programming projects. If the General Partner or one of its affiliates exercises its right to purchase the Partnership's interests in a programming project, however, the sales price for such a transaction will be at least equal to the average of three independent appraisals of the programming project's fair market value. The General Partner has no obligation to purchase any assets of the Partnership, nor is it anticipated that the General Partner will purchase any of such assets.

The General Partner cannot predict at this time when or at what price the Partnership's interests in its programming projects ultimately will be sold, but will initiate sales efforts in 2000. The projects may be sold as a group or on a one by one basis, in the judgement of the General Partner. Any direct costs incurred by the General Partner on behalf of the Partnership in soliciting and arranging for the sale, or sales, of the Partnership's programming projects will be charged to the Partnership. It is anticipated that the net proceeds from the sale, or sales, of the Partnership's interests in its programming will be distributed to the partners after such sale. It is probable that the distributions of the proceeds from the sale or sales of the Partnership's programming projects, together with all prior distributions paid to the limited partners, will return to the limited partners less than 70% of their initial capital contributions to the Partnership.

The General Partner believes that the Partnership has, and will continue to have, sufficient liquidity to fund its operations and to meet its obligations so long as quarterly distributions are suspended. Any cash flow from operating activities will be primarily generated from the Bible Programs.


                ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISK.

     The Partnership does not hold any financial instruments which present significant interest or market risk.

                          ITEM 8. FINANCIAL STATEMENTS


                      JONES PROGRAMMING PARTNERS 2-A, LTD.

                              FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 1998 AND 1999

                                      INDEX


                                                                 PAGE

Report of Independent Public Accountants                           9

Statements of Financial Position                                  10

Statements of Operations                                          11

Statements of Partners' Capital (Deficit)                         12

Statements of Cash Flows                                          13

Notes to Financial Statements                                     14


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Jones Programming Partners 2-A, Ltd.:


     We have audited the accompanying statements of financial position of Jones Programming Partners 2-A, Ltd. (a Colorado limited partnership) as of December 31, 1998 and 1999, and the related statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jones Programming Partners 2-A, Ltd. as of December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles in the United States.


                                          ARTHUR ANDERSEN LLP



Denver, Colorado,
  March 17, 2000

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                             (A LIMITED PARTNERSHIP)

                        STATEMENTS OF FINANCIAL POSITION



                                                                        DECEMBER 31,
                                                                --------------------------
                     ASSETS                                         1998          1999
                                                                -----------    -----------
CASH AND CASH EQUIVALENTS (Note 2)                              $   128,275    $   128,458

ACCOUNTS receivable (Note 5)                                         62,588         51,112

INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION,
  net of accumulated amortization of $3,881,251 and
  $4,023,368 as of December 31, 1998 and 1999,
  respectively (Notes 2, 4 and 5)                                   150,000          7,883
                                                                -----------    -----------
            Total assets                                        $   340,863    $   187,453
                                                                ===========    ===========


          LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES:
  Accounts payable to affiliates                                $     7,511    $       836
  Accrued liabilities                                                 7,825          8,193
                                                                -----------    -----------
            Total liabilities                                        15,336          9,029
                                                                -----------    -----------

PARTNERS' CAPITAL (deficit) (Note 3):
  General partner -
    Contributed capital                                               1,000          1,000
    Distributions                                                   (33,267)       (34,685)
    Accumulated deficit                                             (11,728)       (11,781)
                                                                -----------    -----------
            Total general partner's deficit                         (43,995)       (45,466)

  Limited partners -
    Net contributed capital (11,229 units
       outstanding as of December 31, 1998 and 1999)              4,823,980      4,823,980
    Distributions                                                (3,293,328)    (3,433,691)
    Accumulated deficit                                          (1,161,130)    (1,166,399)
                                                                -----------    -----------
            Total limited partners' capital                         369,522        223,890
                                                                -----------    -----------
            Total partners' capital (deficit)                       325,527        178,424
                                                                -----------    -----------
            Total liabilities and partners' capital (deficit)   $   340,863    $   187,453
                                                                ===========    ===========


      The accompanying notes to these financial statements are an integral part of these financial statements.

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS


                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                   -----------------------------------
                                                      1997        1998          1999
                                                   ---------    ---------    ---------
GROSS REVENUES (Notes 2 and 5)                     $ 215,834    $ 292,569    $ 240,736

COSTS AND EXPENSES:
  Costs of filmed entertainment (Note 2)             199,899       19,829        2,117
  Distribution fees and expenses (Notes 2 and 5)      92,702      146,077       80,037
  Loss on write-down of
    film production cost (Note 5)                         --      194,907      140,000
  Operating, general and
    administrative expenses (Note 4)                  78,965       30,720       27,549
                                                   ---------    ---------    ---------
      Total costs and expenses                       371,566      391,533      249,703
                                                   ---------    ---------    ---------
OPERATING LOSS                                      (155,732)     (98,964)      (8,967)
                                                   ---------    ---------    ---------
OTHER INCOME:
  Interest income                                     37,092       16,782        3,583
  Other income                                            --           20           62
                                                   ---------    ---------    ---------
      Total other income                              37,092       16,802        3,645
                                                   ---------    ---------    ---------
NET LOSS                                           $(118,640)   $ (82,162)   $  (5,322)
                                                   =========    =========    =========
ALLOCATION OF NET LOSS:
  General partner                                  $  (1,186)   $    (822)   $     (53)
                                                   =========    =========    =========

  Limited partners                                 $(117,454)   $ (81,340)   $  (5,269)
                                                   =========    =========    =========
NET LOSS PER LIMITED
  PARTNERSHIP UNIT                                 $  (10.46)   $   (7.24)   $    (.47)
                                                   =========    =========    =========
WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP UNITS
  OUTSTANDING                                         11,229       11,229       11,229
                                                   =========    =========    =========



      The accompanying notes to these financial statements are an integral part of these financial statements.

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                             (A LIMITED PARTNERSHIP)

                    STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)




                                      FOR THE YEARS ENDED DECEMBER 31,
                                    -------------------------------------
                                       1997          1998           1999
                                    -----------    ---------    ---------
GENERAL PARTNER:
  Balance, beginning of period      $   (33,479)   $ (40,337)   $ (43,995)
  Distributions                          (5,672)      (2,836)      (1,418)
  Net loss                               (1,186)        (822)         (53)
                                    -----------    ---------    ---------

  Balance, end of period            $   (40,337)   $ (43,995)   $ (45,466)
                                    ===========    =========    =========

LIMITED PARTNERS:
  Balance, beginning of period      $ 1,410,494    $ 731,588    $ 369,522
  Distributions                        (561,452)    (280,726)    (140,363)
  Net loss                             (117,454)     (81,340)      (5,269)
                                    -----------    ---------    ---------

  Balance, end of period            $   731,588    $ 369,522    $ 223,890
                                    ===========    =========    =========

TOTAL PARTNERS' CAPITAL (DEFICIT)   $   691,251    $ 325,527    $ 178,424
                                    ===========    =========    =========


      The accompanying notes to these financial statements are an integral part of these financial statements.

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS


                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                        -----------------------------------
                                                           1997        1998         1999
                                                        ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                              $(118,640)   $ (82,162)   $  (5,322)
  Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities:
     Amortization of filmed entertainment costs           199,899       19,829        2,117
     Amortization of discount                             (14,207)          --           --
     Loss on write-down of film production cost                --      194,907      140,000
     Decrease in accounts receivable                        1,267       12,235       11,476
     Decrease in other assets                               2,285           --           --
     Increase (decrease) in accrued liabilities           116,205     (116,085)         368
     Decrease in accounts payable to affiliates           (20,484)      (1,111)      (6,675)
                                                        ---------    ---------    ---------
          Net cash provided by operating activities       166,325       27,613      141,964
                                                        ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from note receivable from
     General Partner                                      389,166           --           --
                                                        ---------    ---------    ---------
          Net cash provided by investing activities       389,166           --           --
                                                        ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners                              (567,124)    (425,343)    (141,781)
                                                        ---------    ---------    ---------
          Net cash used in financing activities          (567,124)    (425,343)    (141,781)
                                                        ---------    ---------    ---------
INCREASE (DECREASE) IN
      CASH AND CASH EQUIVALENTS                         $ (11,633)   $(397,730)   $     183

CASH AND CASH EQUIVALENTS, beginning of period            537,638      526,005      128,275
                                                        ---------    ---------    ---------
CASH AND CASH EQUIVALENTS, end of period                $ 526,005    $ 128,275    $ 128,458
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

     FILM REVENUE RECOGNITION - The Partnership recognizes revenue in accordance with the provisions of Statement of Financial Accounting Standards No. 53 ("SFAS No. 53"). Pursuant to SFAS No. 53, revenues from domestic and international licensing agreements for programming are recognized when such amounts are known and the film is available for exhibition or telecast, and when certain other SFAS No. 53 criteria are met. Advances received for licensing or other purposes prior to exhibition or telecast are deferred and recognized as revenue when the above conditions are met.

     INVESTMENT IN AND ADVANCES FOR FILM PRODUCTIONS - Investment in and advances for film production consists of advances to production entities for story rights, production, and film completion costs, and is stated at the lower of cost or estimated net realizable value. In addition, film production and overhead fees payable to the General Partner have been capitalized and included as investment in film production. Film production costs are amortized based upon the individual-film-forecast method. Estimated losses, if any, will be provided for in full when determined by the General Partner (see Note 5.)

     DISTRIBUTION COSTS - Commissions, distribution expenses and marketing costs incurred in connection with domestic and international distribution are recorded at the time that the related license fees are recorded as revenue by the Partnership.

     USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(3)  PARTNERS' CAPITAL (DEFICIT)

     The capitalization of the Partnership is set forth in the accompanying Statements of Partners' Capital (Deficit). No limited partner is or will be obligated to make any additional contributions to the Partnership. The General Partner purchased its interest in the Partnership by contributing $1,000 to Partnership capital.

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

(4)  TRANSACTIONS WITH AFFILIATES

     As of December 31, 1999, the General Partner, on behalf of the Partnership, has incurred home video and telecast distribution costs totaling $61,939 relating to "The Whipping Boy," of which $20,907 was reimbursed by the Partnership out of film distribution proceeds earned during 1996. The General Partner generally will be entitled to reimbursement of these remaining costs from the Partnership contingent on the receipt of proceeds from future home video and telecast distribution of the film. Future proceeds received from the distribution of "The Whipping Boy" will be recognized as revenue by the Partnership, net of any remaining distribution costs reimbursed to the General Partner.

     The Partnership reimburses affiliates of the General Partner for certain allocated administrative personnel expenses. These expenses generally consist of salaries and related benefits. Allocations of personnel costs are generally based on actual time spent by affiliated associates with respect to the Partnership. Such allocated expenses totaled $35,028, $0, and $0 for the years ended December 31, 1997, 1998 and 1999, respectively.

     The Partnership and Jones Documentary Film Corporation ("JDFC") granted the General Partner the exclusive rights to distribute the Bible Programs. To accomplish this, the General Partner, on its own behalf, and GoodTimes Home Video Corporation ("GoodTimes"), an unaffiliated entity directly involved in the specialty home video and international television distribution business, entered into an agreement to form J/G Distribution Company to distribute the Bible Programs. J/G Distribution Company was formed in June 1992 and the Partnership granted it the sole and exclusive right to exhibit and distribute, and to license others to exhibit and distribute, the Bible Programs in all markets, all languages, and all media in perpetuity. J/G Distribution Company holds the copyright for the benefit of the Partnership (50 percent interest) and GoodTimes (50 percent interest). Once the Partnership is fully recouped, pursuant to the Jones/Agamemnon agreement, Agamemnon begins to receive part of the revenue. The General Partner believes that Agamemnon will begin to participate in the Partnership's interest sometime during 2000. J/G Distribution Company is currently distributing the Bible Programs in the retail home video market. As of December 31, 1999, gross sales made by J/G Distribution Company totaled $3,518,880, of which $1,759,440 has been retained by J/G Distribution Company for its fees and marketing costs, with the remaining $1,759,440 belonging 50 percent to the Partnership and 50 percent to Goodtimes. Additionally, $250,000 was received directly by the Partnership as its share of the initial license fee from A&E. As of December 31, 1999, the Partnership had received both the $828,608 due from J/G Distribution and the $250,000 from A&E. The remaining $51,112 due from J/G Distribution was received in February 2000.

(5)  INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION

     "CHARLTON HESTON PRESENTS: THE BIBLE"

     In May 1992, the General Partner, on behalf of the Partnership, entered into an agreement with Agamemnon Films, an unaffiliated party, to produce four one-hour programs for television, entitled "Charlton Heston Presents:
     The Bible" (the "Bible Programs"). The production costs of the Bible Programs were approximately $2,370,000, which included a $240,000 production and overhead fee paid to the General Partner. In return for agreeing to fund these production costs, the Partnership acquired all rights to the Bible Programs in all markets and in all media in perpetuity. The Partnership subsequently assigned half of its ownership of the Bible Programs to an unaffiliated party for an investment of $1,000,000 toward the production costs for the Bible Programs. After consideration of the reimbursement, the Partnership's total investment in the Bible Programs is $1,369,764. From inception to December 31, 1999, the Partnership has recognized $2,009,525 of revenue from this film, of which $888,720 was retained by the distributors of the film for their fees and marketing costs and $1,069,693 was received by the Partnership as of December 31,1999. The remaining $51,112 was received by the Partnership in February 2000.

     In June 1998, the Partnership fully amortized its net investment in this film.

     "THE WHIPPING BOY"

     In August 1993, the Partnership acquired the rights to the Newbury Award-winning book "The Whipping Boy." "The Whipping Boy" was produced as a two hour telefilm which premiered in the North American television market on The Disney Channel. The film's final cost was approximately $4,100,000. As of December 31, 1997, the Partnership had invested $2,661,487 in the film, which included a $468,000 production and overhead fee paid to the General Partner. The film was co-produced by the General Partner and Gemini Films, a German company. The completed picture was delivered to The Disney Channel in the second quarter of 1994. From inception to December 31, 1999, the Partnership has recognized $2,276,382 of revenue from this film, of which $2,100,000 represents the initial license fee from The Disney Channel that was used to finance the film's production. Of the remaining $176,382, $8,497 was retained by the distributors of the film for their fees and marketing costs and the remaining $167,885 was received by the Partnership as of December 31, 1999.

     In the fourth quarter of 1998, the General Partner again reassessed the anticipated gross revenue remaining from the distribution of the "The Whipping Boy" based on revised estimated television sales projections and actual results of the film's distribution in comparison to the film's prior projections. A determination was made by the General Partner that the Partnership's net investment in "The Whipping Boy" of $344,907 exceeded the film's estimated net realizable value of $150,000 as of December 31, 1998, resulting in a writedown of $194,907. The film's estimated net realizable value was calculated based on an estimate of anticipated revenues remaining over the life of the film from international and domestic television distribution, net of estimated distribution fees and costs, as of December 31, 1998.

     During the fourth quarter of 1999, the General Partner reassessed the anticipated gross revenue remaining from the distribution of the "The Whipping Boy" based on revised estimated television sales projections and actual results of the film's distribution in comparison to the film's prior projections. A determination was made by the General Partner that the Partnership's net investment in "The Whipping Boy" of $147,883 exceeded the film's estimated net realizable value of $7,883 as of December 31, 1999, resulting in a write-down of $140,000. The film's estimated net realizable value was calculated based on an estimate of anticipated revenues remaining over the life of the film from international and domestic television distribution, net of estimated distribution fees and costs, as of December 31, 1999.

     These revenue projections were estimated by the General Partner and the film's distributor based on the film's prior distribution history, the remaining international and domestic territories available to the film for future television, and the General Partner's and the distributor's previous distribution experience with other films. As of December 31, 1999 the Partnership's net investment in the film, after consideration of amortization and write-downs, was $7,883.

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

     The Partnership's only significant book-tax difference between the financial reporting and tax bases of the Partnership's assets and liabilities is associated with the difference between film production cost amortization and loss from write-down of film production cost recognized under generally accepted accounting principles and the amount of expense allowed for tax purposes. Film production cost recognized under generally accepted accounting principles exceeded the amount of expense recognized for tax purposes by approximately $174,000, $214,000, and $99,000 for the years ended December 31, 1997, 1998, and 1999, respectively.

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

NAME                     AGE         POSITIONS WITH THE GENERAL PARTNER
----                     ---         ----------------------------------
Glenn R. Jones           70          Chairman of the Board, Chief Executive
                                     Officer, and President
Heather O'Mara           33          Executive Vice President
Thom Anema               36          Vice President/Finance and Treasurer
                                     and Chief Accounting Officer
Wilfred N. Cooper, Sr.   69          Director
J. Rodney Dyer           64          Director


     Mr. Glenn R. Jones has served as Chairman of the Board of Directors and Chief Executive Officer of the General Partner since its inception and he has served as President of the General Partner since April 1994. Mr. Jones is also the Chairman of the Board of Directors and Chief Executive Officer of the General Partner's principal shareholder, Jones 21st Century, Inc., a subsidiary of Jones International, Ltd. He is also an officer and director of a number of subsidiaries for Jones International Networks. For more than five years, until April 1999, Mr. Jones was Chairman of the Board of Directors and Chief Executive Officer of Jones Intercable, Inc., a multiple system cable television operator. In addition, Mr. Jones is a member of the Board and Education Council of the National Alliance of Business. In 1994, Mr. Jones was inducted into Broadcasting and Cable's Hall of Fame. Mr. Jones received a B.S. in Economics from Allegheny College and a J.D. from the University of Colorado School of Law.

     Ms. Heather O'Mara is the Executive Vice President of the General Partner. Ms. O'Mara has more than 13 years of experience in new technologies and entertainment and has filled various roles for the Jones companies since June 1996. Ms. O'Mara holds a Bachelor of Science in Accounting and International Business from New York University. A Certified Public Accountant, Ms. O'Mara is a member of both the American and the New York societies of Certified Public Accountants.

     Mr. Thom Anema is the Vice President of Finance and the Treasurer and Chief Accounting Officer of the General Partner. Mr. Anema has over ten years of experience in the telecommunications industry and has filled various roles for Jones companies since November 1988. Prior to joining Jones, Mr. Anema practiced public accounting with Touche Ross and Company. Mr. Anema holds a Bachelor of Science in Accounting from Calvin College.

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

     Mr. J. Rodney Dyer became a director of the General Partner in December 1994. Mr. Dyer has been the President of Total Creative, Inc. since its formation in 1967. Rod Dyer Group, Inc. specializes in advertising, marketing and promotion.

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

                ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

     As of March 7, 2000, no person or entity owns more than 5 percent of the limited partnership interests in the Partnership.

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

     As of December 31, 1999, the General Partner, on behalf of the Partnership, has incurred home video and telecast distribution costs totaling $61,939 relating to "The Whipping Boy," of which $20,907 has been reimbursed by the Partnership out of film distribution proceeds. The General Partner generally will be entitled to reimbursement of these remaining costs from the Partnership contingent on the receipt of proceeds from future home video and telecast distribution of the film. Future proceeds received from the distribution of "The Whipping Boy" will be recognized as revenue by the Partnership, net of any remaining distribution costs reimbursed to the General Partner.

     In connection with the distribution of "Charlton Heston Presents: The Bible," J/G Distribution Company, an affiliate of the General Partner, is entitled to certain distribution rights and fees. See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for a description of these distribution rights and fees. As of December 31, 1999, gross sales made by J/G Distribution Company totaled $3,518,880, of which $1,759,440 has been retained by J/G Distribution Company for its fees and marketing costs, with the remaining $1,759,440 belonging 50 percent to the Partnership and 50 percent to Goodtimes. As of December 31, 1999, the Partnership had received $828,608 due from J/G Distribution, with the remaining $51,112 received in the first quarter of 2000.

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

                                   JONES PROGRAMMING PARTNERS 2-A, LTD., a
                                   Colorado limited partnership
                                   By  Jones Entertainment Group, Ltd.,
                                         its General Partner


                                   By:  /s/ Glenn R. Jones
                                        ----------------------------
                                        Glenn R. Jones
                                        Chairman of the Board, Chief Executive
Dated: March 23, 2000                   Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   By:  /s/ Glenn R. Jones
                                        ----------------------------
                                        Glenn R. Jones
                                        Chairman of the Board, Chief
                                        Executive Officer and President
Dated: March 23, 2000                   (Principal Executive Officer)


                                   By:  /s/ Heather O'Mara
                                        ----------------------------
                                        Heather O'Mara
Dated: March 23, 2000                   Executive Vice President


                                   By:  /s/ Thom Anema
                                        ----------------------------
                                        Thom Anema
                                        Vice President/Finance and Treasurer
Dated: March 23, 2000                   Chief Accounting Officer


                                   By:  /s/ Wilfred N. Cooper, Sr.
                                        ----------------------------
                                        Wilfred N. Cooper, Sr.
Dated: March 23, 2000                   Director


                                   By:  /s/ J. Rodney Dyer
                                        ----------------------------
                                        J. Rodney Dyer
Dated: March 23, 2000                   Director

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

                                   JONES PROGRAMMING PARTNERS 2-A, LTD., a
                                   Colorado limited partnership
                                   By  Jones Entertainment Group, Ltd.,
                                         its General Partner


                                   By:
                                        ----------------------------
                                        Glenn R. Jones
                                        Chairman of the Board, Chief
Dated: March 23, 2000                   Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   By:
                                        ----------------------------
                                        Glenn R. Jones
                                        Chairman of the Board, Chief
                                        Executive Officer and President
Dated: March 23, 2000                   (Principal Executive Officer)


                                   By:
                                        ----------------------------
                                        Heather O'Mara
Dated: March 23, 2000                   Executive Vice President


                                   By:
                                        ----------------------------
                                        Thom Anema
                                        Vice President/Finance and Treasurer
Dated: March 23, 2000                   Chief Accounting Officer


                                   By:
                                        ----------------------------
                                        Wilfred N. Cooper, Sr.
Dated: March 23, 2000                   Director


                                   By:
                                        ----------------------------
                                        J. Rodney Dyer
Dated: March 23, 2000                   Director