Form 10-Q
period 2000-03-31
JONES PROGRAMMING PARTNERS 2-A LTD
filed 2000-05-12
CIK 868610

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934 For the quarterly period ended MARCH 31, 2000.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange  Act of 1934 For the transition period from            to            .
                                                     ----------     ----------

                         Commission File Number 0-20944


                         Jones Programming Partners 2-A, Ltd.
-------------------------------------------------------------------------------
                Exact name of registrant as specified in charter

Colorado                                                             #84-1088819
-------------------------------------------------------------------------------
State of organization                                      I.R.S. employer I.D.#

               9697 East Mineral Avenue, Englewood, Colorado 80112
               ---------------------------------------------------
                      Address of principal executive office

                                 (303) 792-3111
                          -----------------------------
                          Registrant's telephone number


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X                                                                      No
   ---                                                                       ---

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                             (A Limited Partnership)


                                      INDEX


                                                                                                              Page
                                                                                                             Number
                                                                                                             ------

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Unaudited Statements of Financial Position as of
                     December 31, 1999 and March 31, 2000                                                         3

                  Unaudited Statements of Operations for the
                     Three Months Ended March 31, 1999 and 2000                                                   4

                  Unaudited Statements of Cash Flows for the
                     Three Months Ended March 31, 1999 and 2000                                                   5

                  Notes to Unaudited Financial Statements as of
                     March 31, 2000                                                                             6-7


         Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                                              8-9


PART II.  OTHER INFORMATION                                                                                      10


                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                             (A Limited Partnership)

                   UNAUDITED STATEMENTS OF FINANCIAL POSITION



                                                                                 December 31,                 March 31,
                                    ASSETS                                           1999                       2000
                                    ------                                     ---------------              ------------
CASH AND CASH EQUIVALENTS                                                          $   128,458               $   178,671

ACCOUNTS RECEIVABLE                                                                     51,112                         -

INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION,
  net of accumulated amortization of $4,023,368 and $4,023,655 as of
  December 31, 1999 and March 31, 2000, respectively (Note 3)                            7,883                     7,596
                                                                                   -----------               -----------


                  Total assets                                                     $   187,453               $   186,267
                                                                                   ===========               ===========



              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES:
  Accounts payable to affiliates                                                   $       836               $     9,803
  Accrued liabilities                                                                    8,193                     4,525
                                                                                   -----------               -----------
                  Total liabilities                                                      9,029                    14,328
                                                                                   -----------               -----------

PARTNERS' CAPITAL (DEFICIT):
  General partner-
    Contributed capital                                                                  1,000                     1,000
    Distributions                                                                      (34,685)                  (34,685)
    Accumulated deficit                                                                (11,781)                  (11,846)
                                                                                   -----------               -----------

                  Total general partner's deficit                                      (45,466)                  (45,531)
                                                                                   -----------               -----------

  Limited partners -
    Contributed capital, net of offering costs  (11,229 units outstanding
       as of December 31, 1999 and March 31, 2000)                                   4,823,980                 4,823,980
    Distributions                                                                   (3,433,691)               (3,433,691)
    Accumulated deficit                                                             (1,166,399)               (1,172,819)
                                                                                   -----------               -----------

                  Total limited partners' capital                                      223,890                   217,470
                                                                                   -----------               -----------

                  Total partners' capital (deficit)                                    178,424                   171,939
                                                                                   -----------               -----------

                  Total liabilities and partners' capital (deficit)                $   187,453               $   186,267
                                                                                   ===========               ===========


         The accompanying notes to these unaudited financial statements are an integral part of these unaudited financial statements.

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                             (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS


                                                                     For the Three Months
                                                                         Ended March 31,
                                                                    ---------------------
                                                                      1999         2000
                                                                    ---------   ---------
GROSS REVENUES                                                      $  1,005    $    287

COSTS AND EXPENSES:
  Costs of filmed entertainment                                        1,005         287
  Operating, general and administrative expenses                       5,875       8,020
                                                                    --------    --------

         Total costs and expenses                                      6,880       8,307
                                                                    --------    --------


OPERATING LOSS                                                        (5,875)     (8,020)
                                                                    --------    --------

OTHER INCOME:
  Interest income                                                        785       1,535
                                                                    --------    --------

        Total other income                                               785       1,535
                                                                    --------    --------

NET LOSS                                                            $ (5,090)   $ (6,485)
                                                                    ========    ========

ALLOCATION OF NET LOSS:
  General Partner                                                   $    (51)   $    (65)
                                                                    ========    ========

  Limited Partners                                                  $ (5,039)   $ (6,420)
                                                                    ========    ========

NET LOSS PER LIMITED PARTNERSHIP UNIT                               $   (.45)   $   (.57)
                                                                    ========    ========

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                                       11,229      11,229
                                                                    ========    ========


         The accompanying notes to these unaudited financial statements are an integral part of these unaudited financial statements.

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                             (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS



                                                                                         For the Three Months
                                                                                           Ended March 31,
                                                                                ---------------------------------
                                                                                      1999              2000
                                                                                ---------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                        $(5,090)           $  (6,485)
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
      Amortization of filmed entertainment costs                                    1,005                  287
      Net change in assets and liabilities:
        Decrease in accounts receivable                                            62,588               51,112
        Decrease in accrued liabilities                                            (4,075)              (3,668)
        Increase (decrease) in accounts payable to affiliates                        (106)               8,967
                                                                                 --------             --------


         Net cash provided by operating activities                                 54,322               50,213
                                                                                 --------             --------

INCREASE IN CASH AND CASH EQUIVALENTS                                              54,322               50,213

CASH AND CASH EQUIVALENTS, beginning of period                                    128,275              128,458
                                                                                 --------             --------

CASH AND CASH EQUIVALENTS, end of period                                         $182,597            $ 178,671
                                                                                 ========             ========


          The accompanying notes to the unaudited financial statements are an integral part of these unaudited financial statements.


                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                             (A Limited Partnership)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(1)      BASIS OF PRESENTATION

         This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Statements of Financial Position and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Programming Partners 2-A, Ltd. (the "Partnership") as of December 31, 1999 and March 31, 2000 and its results of operations and its cash flows for the three month periods ended March 31, 1999 and 2000. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

(2)      TRANSACTIONS WITH AFFILIATED ENTITIES

         Jones Entertainment Group, Ltd. ("General Partner") is entitled to reimbursement from the Partnership for its direct and indirect expenses allocable to the operations of the Partnership, which shall include, but not be limited to, rent, supplies, telephone, travel, legal expenses, accounting expenses, preparation and distribution of reports to investors and salaries of any full or part-time employees. Because the indirect expenses incurred by the General Partner on behalf of the Partnership are immaterial, the General Partner generally does not charge indirect expenses to the Partnership. The General Partner charged $2,162 and $3,710 to the Partnership for direct expenses to the Partnership for the three months ended March 31, 1999 and 2000, respectively.

(3)      INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION

         "CHARLTON HESTON PRESENTS: THE BIBLE"

         In May 1992, the General Partner, on behalf of the Partnership, entered into an agreement with Agamemnon Films, an unaffiliated party, to produce four one-hour programs for television, entitled "Charlton Heston Presents: The Bible" (the "Bible Programs"). The production costs of the Bible Programs were approximately $2,370,000, which included a $240,000 production and overhead fee paid to the General Partner. In return for agreeing to fund these production costs, the Partnership acquired all rights to the Bible Programs in all markets and in all media in perpetuity. The Partnership subsequently assigned half of its ownership of the Bible Programs to an unaffiliated party for an investment of $1,000,000 toward the production costs for the Bible Programs. After consideration of the reimbursement, the Partnership's total investment in the Bible Programs was $1,369,764. In June 1998, the Partnership fully amortized its net investment in this film. From inception to March 31, 2000, the Partnership has recognized $2,009,525 of revenue from this film, of which $888,720 was retained by the distributors of the film for their fees and marketing costs and $1,120,805 was received by the Partnership as of March 31, 2000.

         "THE WHIPPING BOY"

         In August 1993, the Partnership acquired the film rights to the Newbury Award-winning book "The Whipping Boy." "The Whipping Boy" was produced as a two hour telefilm which premiered in the North American television market on The Disney Channel. The film's final cost was approximately $4,100,000. As of March 31, 2000, the Partnership had invested $2,661,487 in the film, which included a $468,000 production and overhead fee paid to the General Partner. The film was co-produced by the General Partner and Gemini Films, a German company. The completed picture was delivered to The Disney Channel in the second quarter of 1994. From inception to March 31, 2000, the Partnership has recognized $2,276,669 of gross revenue from this film, of which $2,100,000 represents the initial license fee from The Disney Channel that was used to finance the film's production. Of the remaining $176,669, $8,497 has been retained by the distributors of the film for their fees and marketing costs and $168,172 has been received by the Partnership as of March 31, 2000. The Partnership's net investment in the film, after consideration of amortization and writedowns, was $7,596 as of March 31, 2000. The Partnership plans to amortize its remaining investment in this film from net revenues generated from domestic and international home video and television markets or recover its remaining investment from the sale of the Partnership's interests in the film.

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               FINANCIAL CONDITION


LIQUIDITY AND CAPITAL RESOURCES

The Partnership's principal sources of liquidity are cash on hand and amounts received from the domestic and international distribution of its programming. As of March 31, 2000, the Partnership had approximately $179,000 in cash. Cash generated from operations for the three months ended March 21, 2000 was approximately $50,000. The Partnership will not invest in any additional programming projects, but instead will focus on the distribution and sale of its two existing films.

Given the near completion of the second cycle distribution of the Partnership's programming, as previously announced, regular quarterly distributions were suspended beginning with the quarter ended September 30, 1998. However, upon further evaluation by the General Partner of the cash reserves and cash operating needs of the Partnership, an additional quarterly cash flow distribution totaling $141,781 was declared for the three months ended March 31, 1999, and was paid in May 1999. The Partnership will retain a certain level of working capital, including any necessary reserves, to fund its operating activities. It is anticipated that any future distributions, if any, will only be made once proceeds are received from the sale of the Partnership's assets, although the General Partner will continue to make quarterly evaluations of the Partnership's working capital position and needs. There is no assurance regarding the current timing of any future distributions.

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

The General Partner cannot predict at this time when or at what price the Partnership's interests in its programming projects ultimately will be sold, but will initiate sales efforts in 2000. The projects may be sold as a group or on a one on one basis, in the judgment of the General Partner. Any direct costs incurred by the General Partner on behalf of the Partnership in soliciting and arranging for the sale, or sales, of the Partnership's programming projects will be charged to the Partnership. It is anticipated that the net proceeds from the sale, or sales, of the Partnership's interests in its programming will be distributed to the partners after such sale. It is probable that the distributions of the proceeds from the sale or sales of the Partnership's programming projects, together with all prior distributions paid to the limited partners, will return to the limited partners less than 70% of their initial capital contributions to the Partnership.

The General Partner believes that the Partnership has, and will continue to have, sufficient liquidity to fund its operations and to meet its obligations so long as quarterly distributions are suspended. Any cash flow from operating activities will be primarily generated from the Bible Programs.

                              RESULTS OF OPERATIONS

Revenues of the Partnership decreased $718, from $1,005 to $287 for the three months ended March 31, 1999 and 2000, respectively. This decrease was the result of a decrease in the distribution of "The Whipping Boy" for the three months ended March 31, 1999 as compared to the similar period in 1999.

Filmed entertainment costs decreased $718, from $1,005 to $287 for the three months ended March 31, 1999 and 2000, respectively. This decrease was the result of decreased revenues from the Partnership's programming as discussed above.

Filmed entertainment costs are amortized over the life of the film in the ratio that current gross revenues bear to anticipated total gross revenues.

Operating, general and administrative expenses increased $2,145, from $5,875 to $8,020 for the three months ended March 31, 1999 and 2000, respectively. This increase was due primarily to increased direct costs allocable to the operations of the Partnership that were charged to the Partnership by affiliates of the General Partner for the three months ended March 31, 2000 as compared to the similar period in 1999. The increase in direct costs allocable to the Partnership's operations resulted mainly from the increase in direct time spent by the affiliates of the General Partner on the accounting and administrative functions of the Partnership.

Interest income increased $750, from $785 to $1,535 for the three months ended March 31, 1999 and 2000, respectively. This increase was the result of higher levels of invested cash balances in the three months ended March 31, 2000 as compared to the same period in 1999.

Limited Partners' net loss per partnership unit changed $(.12), from $(.45) to $(.57) for the three months ended March 31, 1999 and 2000, respectively. This change was due to the result of operations as discussed above.

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

                                   JONES PROGRAMMING PARTNERS 2-A, LTD.
                                   BY:   JONES ENTERTAINMENT GROUP, LTD.
                                            General Partner




                                   By:    /s/ Thom Anema
                                          -------------------------------------
                                           Thom Anema
                                           Vice President/Finance and Treasurer
                                           (Principal Financial Officer)

Dated:  May 15, 2000