Form 10-Q
period 2000-06-30
JONES PROGRAMMING PARTNERS 2-A LTD
filed 2000-08-14
CIK 868610

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended June 30, 2000.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from _________ to _________ .


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

                                      INDEX

                                                                            Page
                                                                           Number
                                                                           ------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Unaudited Statements of Financial Position as of
                     December 31, 1999 and June 30, 2000                      3

                  Unaudited Statements of Operations for the
                     Three and Six Months Ended June 30, 1999 and 2000        4

                  Unaudited Statements of Cash Flows for the
                     Six Months Ended June 30, 1999 and 2000                  5

                  Notes to Unaudited Financial Statements as of
                     June 30, 2000                                          6-7

         Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations          8-9

PART II.  OTHER INFORMATION                                                  10


                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                             (A Limited Partnership)

                   UNAUDITED STATEMENTS OF FINANCIAL POSITION

                                                                                  December 31,          June 30,
                                    ASSETS                                           1999                  2000
                                                                                  -----------          -----------
CASH AND CASH EQUIVALENTS                                                         $   128,458          $   187,555

ACCOUNTS RECEIVABLE                                                                    51,112                   --

INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION,
  net of accumulated amortization of $4,023,368 and $4,023,655 as of
  December 31, 1999 and June 30, 2000, respectively (Note 3)                            7,883                7,596
                                                                                  -----------          -----------
                  Total assets                                                    $   187,453          $   195,151
                                                                                  ===========          ===========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES:
  Accounts payable to affiliates                                                  $       836          $    18,581
  Accrued liabilities                                                                   8,193                4,550
  Accrued distributions payable to partners                                                --              141,781
                                                                                  -----------          -----------
                  Total liabilities                                                     9,029              164,912
                                                                                  -----------          -----------
PARTNERS' CAPITAL (deficit):
  General partner-
    Contributed capital                                                                 1,000                1,000
    Distributions                                                                     (34,685)             (36,103)
    Accumulated deficit                                                               (11,781)             (11,845)
                                                                                  -----------          -----------
                  Total general partner's deficit                                     (45,466)             (46,948)
                                                                                  -----------          -----------

  Limited partners -
    Contributed capital, net of offering costs  (11,229 units outstanding
       as of December 31, 1999 and June 30, 2000)                                   4,823,980            4,823,980
    Distributions                                                                  (3,433,691)          (3,574,054)
    Accumulated deficit                                                            (1,166,399)          (1,172,739)
                                                                                  -----------          -----------
                  Total limited partners' capital                                     223,890               77,187
                                                                                  -----------          -----------
                  Total partners' capital (deficit)                                   178,424               30,239
                                                                                  -----------          -----------
                  Total liabilities and partners' capital (deficit)               $   187,453          $   195,151
                                                                                  ===========          ===========


         The accompanying notes to these unaudited financial statements are an integral part of these unaudited financial statements.

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                             (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS


                                                           For the Three Months                 For the Six Months
                                                               Ended June 30,                     Ended June 30,
                                                         -------------------------          -------------------------
                                                           1999             2000              1999             2000
                                                         --------         --------          --------         --------
GROSS REVENUES                                           $130,579         $ 12,968          $131,585         $ 13,255

COSTS AND EXPENSES:
  Costs of filmed entertainment                               623               --             1,628              287
  Distribution fees and expenses                           39,703            6,484            39,704            6,484
  Operating, general and administrative expenses           10,658            8,803            16,533           16,823
                                                         --------         --------          --------         --------
         Total costs and expenses                          50,984           15,287            57,865           23,594
                                                         --------         --------          --------         --------
OPERATING INCOME (LOSS)                                    79,595           (2,319)           73,720          (10,339)
                                                         --------         --------          --------         --------
OTHER INCOME:
  Interest income                                           1,088            2,400             1,873            3,935
                                                         --------         --------          --------         --------
         Total other income                                 1,088            2,400             1,873            3,935
                                                         --------         --------          --------         --------
NET INCOME (LOSS)                                        $ 80,683         $     81          $ 75,593         $ (6,404)
                                                         ========         ========          ========         ========
ALLOCATION OF NET INCOME (LOSS):
  General partner                                        $    807         $      1          $    756         $    (64)
                                                         ========         ========          ========         ========
  Limited partners                                       $ 79,876         $     80          $ 74,837         $ (6,340)
                                                         ========         ========          ========         ========
NET INCOME (LOSS) PER LIMITED
   PARTNERSHIP UNIT                                      $   7.11         $    .01          $   6.66         $   (.56)
                                                         ========         ========          ========         ========
WEIGHTED AVERAGE NUMBER OF LIMITED
   PARTNERSHIP UNITS OUTSTANDING                           11,229           11,229            11,229           11,229
                                                         ========         ========          ========         ========


         The accompanying notes to these unaudited financial statements are an integral part of these unaudited financial statements.

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                             (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS


                                                                 For the Six Months
                                                                   Ended June 30,
                                                             ----------------------------
                                                                1999              2000
                                                             ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                          $  75,593          $  (6,404)
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
      Amortization of filmed entertainment costs                 1,628                287
      Net change in assets and liabilities:
        Decrease (increase) in accounts receivable             (27,780)            51,112
        Increase in accounts payable to affiliates              11,820             17,745
        Decrease in accrued liabilities                         (3,850)            (3,643)
                                                             ---------          ---------
         Net cash provided by operating activities              57,411             59,097
                                                             ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners                                   (141,781)                --
                                                             ---------          ---------
            Net cash used in financing activities             (141,781)                --
                                                             ---------          ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (84,370)            59,097

CASH AND CASH EQUIVALENTS, beginning of period                 128,275            128,458
                                                             ---------          ---------
CASH AND CASH EQUIVALENTS, end of period                     $  43,905          $ 187,555
                                                             =========          =========
SUPPLEMENTAL NON-CASH DISCLOSURE
  Accrued distributions payable to partners                  $      --          $ 141,781
                                                             =========          =========


        The accompanying notes to the unaudited financial statements are an integral part of these unaudited financial statements.

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                             (A Limited Partnership)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(1)  BASIS OF PRESENTATION

     This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Statements of Financial Position and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Programming Partners 2-A, Ltd. (the "Partnership") as of December 31, 1999 and June 30, 2000, its results of operations for the three and six month periods ended June 30, 1999 and 2000, and its cash flows for the six month periods ended June 30, 1999 and 2000. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

(2)  TRANSACTIONS WITH AFFILIATED ENTITIES

     Jones Entertainment Group, Ltd. ("General Partner") is entitled to reimbursement from the Partnership for its direct and indirect expenses allocable to the operations of the Partnership, which shall include, but not be limited to, rent, supplies, telephone, travel, legal expenses, accounting expenses, preparation and distribution of reports to investors and salaries of any full or part-time employees. Because the indirect expenses incurred by the General Partner on behalf of the Partnership are immaterial, the General Partner generally does not charge indirect expenses to the Partnership. The General Partner charged $1,213 and $1,266 to the Partnership for direct expenses to the Partnership for the three months ended June 30, 1999 and 2000, respectively. For the six month periods ended June 30, 1999 and 2000, $3,375 and $4,976, respectively, of direct expenses were charged to the Partnership.

(3)  INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION

     "CHARLTON HESTON PRESENTS: THE BIBLE"

     In May 1992, the General Partner, on behalf of the Partnership, entered into an agreement with Agamemnon Films, an unaffiliated party, to produce four one-hour programs for television, entitled "Charlton Heston Presents:
     The Bible" (the "Bible Programs"). The production costs of the Bible Programs were approximately $2,370,000, which included a $240,000 production and overhead fee paid to the General Partner. In return for agreeing to fund these production costs, the Partnership acquired all rights to the Bible Programs in all markets and in all media in perpetuity. The Partnership subsequently assigned half of its ownership of the Bible Programs to an unaffiliated party for an investment of $1,000,000 toward the production costs for the Bible Programs. After consideration of the reimbursement, the Partnership's total investment in the Bible Programs was $1,369,764. In June 1998, the Partnership fully amortized its net investment in this film. From inception to June 30, 2000, the Partnership has recognized $2,022,493 of revenue from this film, of which $895,205 was retained by the distributors of the film for their fees and marketing costs and $1,127,288 was received by the Partnership as of June 30, 2000.

     "THE WHIPPING BOY"

     In August 1993, the Partnership acquired the film rights to the Newbury Award-winning book "The Whipping Boy." "The Whipping Boy" was produced as a two hour telefilm which premiered in the North American television market on The Disney Channel. The film's final cost was approximately $4,100,000. As of June 30, 2000, the Partnership had invested $2,661,487 in the film, which included a $468,000 production and overhead fee paid to the General Partner. The film was co-produced by the General Partner and Gemini Films, a German company. The completed picture was delivered to The Disney Channel in the second quarter of 1994. From inception to June 30, 2000, the Partnership has recognized $2,276,669 of gross revenue from this film, of which $2,100,000 represents the initial license fee from The Disney Channel that was used to finance the film's production. Of the remaining $176,669, $8,497 has been retained by the distributors of the film for their fees and marketing costs and $168,172 has been received by the Partnership as of June 30, 2000. The Partnership's net investment in the film, after consideration of amortization and writedowns, was $7,596 as of June 30, 2000. The Partnership plans to amortize its remaining investment in this film from net revenues generated from domestic and international home video and television markets or recover its remaining investment from the sale of the Partnership's interests in the film.

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               FINANCIAL CONDITION


LIQUIDITY AND CAPITAL RESOURCES

The Partnership's principal sources of liquidity are cash on hand and amounts received from the domestic and international distribution of its programming. As of June 30, 2000, the Partnership had approximately $188,000 in cash. Cash generated from operations for the six months ended June 30, 2000 was approximately $59,000. The Partnership will not invest in any additional programming projects, but instead will focus on the distribution and sale of its two existing films.

Given the near completion of the second cycle distribution of the Partnership's programming, as previously announced, regular quarterly distributions were suspended beginning with the quarter ended September 30, 1998. However, upon further evaluation by the General Partner of the cash reserves and cash operating needs of the Partnership, an additional quarterly cash flow distribution totaling $141,781 was declared for the three months ended March 31, 1999, and was paid in May 1999. In 2000, upon further evaluation by the General Partner of the cash reserves and cash operating needs of the Partnership, an additional quarterly cash flow distribution totaling $141,781 was declared for the three months ended June 30, 2000, and will be paid in August 2000. The Partnership will retain a certain level of working capital, including any necessary reserves, to fund its operating activities. It is anticipated that any future distributions, if any, will only be made once proceeds are received from the sale of the Partnership's assets, although the General Partner will continue to make quarterly evaluations of the Partnership's working capital position and needs. There is no assurance regarding any future distributions.

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

                              RESULTS OF OPERATIONS

Revenues of the Partnership decreased $117,611, from $130,579 to $12,968 for the three months ended June 30, 1999 and 2000, respectively. Revenues of the Partnership decreased $118,330, from $131,585 to $13,255 for the six months ended June 30, 1999 and 2000, respectively. These decreases were primarily the result of a decrease in royalty revenue received from the distribution of the Bible Programs for the three and six month periods ended June 30, 2000 as compared to the same periods in 1999.

Filmed entertainment costs decreased $623, from $623 to $0 for the three months ended June 30, 1999 and 2000, respectively. Filmed entertainment costs decreased $1,341, from $1,628 to $287 for the six months ended June 30, 1999 and 2000, respectively. These decreases were the result of decreased revenues from the Partnership's programming as discussed above. Filmed entertainment costs are amortized over the life of the film in the ratio that current gross revenues bear to anticipated total gross revenues.

Distribution fees and expenses decreased $33,219, from $39,703 to $6,484 for the three months ended June 30, 1999 and 2000, respectively. Distribution fees and expenses decreased $33,220, from $39,704 to $6,484 for the six months ended June 30, 1999 and 2000, respectively. The decrease was primarily the result of the reduction of distribution fees and expenses for the Bible Programs. Distribution fees and expenses relate to the compensation due and costs incurred by unaffiliated parties in selling the Partnership's programming in the domestic and international markets. The timing and amount of the distribution fees and expenses vary depending upon the individual market in which programming is distributed.

Operating, general and administrative expenses decreased $1,855, from $10,658 to $8,803 for the three months ended June 30, 1999 and 2000, respectively. Operating, general and administrative expenses increased $290, from $16,533 to $16,823 for the six months ended June 30, 1999 and 2000, respectively. The decrease for the three month period ended June 30, 2000, compared to the same period in 1999, was due primarily to a decrease in printing charges. The increase for the six months ended June 30, 2000, compared to the same period in 1999, resulted primarily from the increase in direct costs allocable to the Partnership's operations that were charged to the Partnership by the General Partner and its affiliates for direct time spent on the accounting function of the Partnership and on preparation of the sale of the Partnership's assets.

Interest income increased $1,312, from $1,088 to $2,400 for the three months ended June 30, 1999 and 2000, respectively. Interest income increased $2,062, from $1,873 to $3,935 for the six months ended June 30, 1999 and 2000, respectively. These increases were the result of higher levels of invested cash balances in the three and six month periods ended June 30, 2000 as compared to the same periods in 1999.

Limited Partners' net income per partnership unit changed $(7.10), from $7.11 to $.01 for the three months ended June 30, 1999 and 2000, respectively. Limited Partners' net income (loss) per partnership unit changed $(7.22), from $6.66 to $(.56) for the six months ended June 30, 1999 and 2000, respectively. These changes were due to the results of operations as discussed above.

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

                                       JONES PROGRAMMING PARTNERS 2-A, LTD.
                                       BY: JONES ENTERTAINMENT GROUP, LTD.
                                           General Partner


                                       By: /s/ Timothy J. Burke
                                           ------------------------------
                                           Timothy J. Burke
                                           Vice President

                                       By: /s/ Barbara K. Gutierrez
                                           ------------------------------
                                           Barbara K. Gutierrez
                                           Chief Accounting Officer
                                           (Principal Accounting Officer)


Dated:  August 14, 2000