Form 10-Q
period 2000-09-30
JONES PROGRAMMING PARTNERS 2-A LTD
filed 2000-11-14
CIK 868610

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2000.
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________ to ____________.


                         Commission File Number 0-20944


                      Jones Programming Partners 2-A, Ltd.
                ------------------------------------------------
                Exact name of registrant as specified in charter


     Colorado                                                  #84-1088819
---------------------                                     ---------------------
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

Yes /X/                                                                   No / /

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                             (A Limited Partnership)


                                      INDEX

                                                                                 Page
                                                                                Number
                                                                                -------
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Unaudited Statements of Financial Position as of
                   December 31, 1999 and September 30, 2000                       3

                 Unaudited Statements of Operations for the
                   Three and Nine Months Ended September 30, 1999 and 2000        4

                 Unaudited Statements of Cash Flows for the
                   Nine Months Ended September 30, 1999 and 2000                  5

                 Notes to Unaudited Financial Statements as of
                   September 30, 2000                                            6-7

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                   8-9

PART II. OTHER INFORMATION                                                       10


                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                             (A Limited Partnership)

                   UNAUDITED STATEMENTS OF FINANCIAL POSITION


                                                                                  December 31,         September 30,
                                ASSETS                                               1999                  2000
                                                                                  -----------          -----------
CASH AND CASH EQUIVALENTS                                                         $   128,458          $    23,515

ACCOUNTS RECEIVABLE                                                                    51,112                2,132

INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION,
  net of accumulated amortization of $4,023,368 and $4,023,717 as of
  December 31, 1999 and September 30, 2000, respectively (Note 3)                       7,883                7,534
                                                                                  -----------          -----------
                        Total assets                                              $   187,453          $    33,181
                                                                                  ===========          ===========
                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES:
  Accounts payable to affiliates                                                  $       836          $     2,849
  Accrued liabilities                                                                   8,193                6,475
                                                                                  -----------          -----------
                        Total liabilities                                               9,029                9,324
                                                                                  -----------          -----------
PARTNERS' CAPITAL (DEFICIT):
  General partner-
    Contributed capital                                                                 1,000                1,000
    Distributions                                                                     (34,685)             (36,103)
    Accumulated deficit                                                               (11,781)             (11,911)
                                                                                  -----------          -----------
                        Total general partner's deficit                               (45,466)             (47,014)
                                                                                  -----------          -----------
  Limited partners -
    Contributed capital, net of offering costs  (11,229 units outstanding
       as of December 31, 1999 and September 30, 2000)                              4,823,980            4,823,980
    Distributions                                                                  (3,433,691)          (3,574,054)
    Accumulated deficit                                                            (1,166,399)          (1,179,055)
                                                                                  -----------          -----------
                        Total limited partners' capital                               223,890               70,871
                                                                                  -----------          -----------
                        Total partners' capital (deficit)                             178,424               23,857
                                                                                  -----------          -----------
                        Total liabilities and partners' capital (deficit)         $   187,453          $    33,181
                                                                                  ===========          ===========


         The accompanying notes to these unaudited financial statements are an integral part of these unaudited financial statements.

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                             (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS

                                                        For the Three Months            For the Nine Months
                                                         Ended September 30,             Ended September 30,
                                                      -------------------------       -------------------------
                                                        1999            2000            1999            2000
                                                      ---------       ---------       ---------       ---------
GROSS REVENUES                                        $  17,830       $   4,326       $ 149,415       $  17,581

COSTS AND EXPENSES:
  Costs of filmed entertainment                             120              62           1,748             349
  Distribution fees and expenses                           --             2,132          39,704           8,616
  Operating, general and administrative expenses          5,048          10,754          21,581          27,577
                                                      ---------       ---------       ---------       ---------
            Total costs and expenses                      5,168          12,948          63,033          36,542
                                                      ---------       ---------       ---------       ---------
OPERATING INCOME (LOSS)                                  12,662          (8,622)         86,382         (18,961)
                                                      ---------       ---------       ---------       ---------
OTHER INCOME (EXPENSE):
Interest income                                             457           2,240           2,330           6,175
Other expense, net                                          (63)           --               (63)           --
                                                      ---------       ---------       ---------       ---------
            Total other income, net                         394           2,240           2,267           6,175
                                                      ---------       ---------       ---------       ---------
NET INCOME (LOSS)                                     $  13,056       $  (6,382)      $  88,649       $ (12,786)
                                                      =========       =========       =========       =========
ALLOCATION OF NET INCOME (LOSS):
  General partner                                     $     130       $     (64)      $     886       $    (128)
                                                      =========       =========       =========       =========
  Limited partners                                    $  12,926       $  (6,318)      $  87,763       $ (12,658)
                                                      =========       =========       =========       =========
NET INCOME (LOSS) PER LIMITED
   PARTNERSHIP UNIT                                   $    1.15       $    (.56)      $    7.82       $   (1.13)
                                                      =========       =========       =========       =========
WEIGHTED AVERAGE NUMBER OF LIMITED
   PARTNERSHIP UNITS OUTSTANDING                         11,229          11,229          11,229          11,229
                                                      =========       =========       =========       =========


         The accompanying notes to these unaudited financial statements are an integral part of these unaudited financial statements.

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                             (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS

                                                                     For the Nine Months
                                                                     Ended September 30,
                                                                   -------------------------
                                                                     1999            2000
                                                                   ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                $  88,649       $ (12,786)
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
      Amortization of filmed entertainment costs                       1,748             349
      Net change in assets and liabilities:
        Decrease in accounts receivable                               44,877          48,980
        Increase (decrease) in accounts payable to affiliates         (6,227)          2,013
        Decrease in accrued liabilities                               (1,926)         (1,718)
                                                                   ---------       ---------
            Net cash provided by operating activities                127,121          36,838
                                                                   ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners                                         (141,781)       (141,781)
                                                                   ---------       ---------
            Net cash used in financing activities                   (141,781)       (141,781)
                                                                   ---------       ---------
DECREASE IN CASH AND CASH EQUIVALENTS                                (14,660)       (104,943)

CASH AND CASH EQUIVALENTS, beginning of period                       128,275         128,458
                                                                   ---------       ---------
CASH AND CASH EQUIVALENTS, end of period                           $ 113,615       $  23,515
                                                                   =========       =========


          The accompanying notes to the unaudited financial statements are an integral part of these unaudited financial statements.

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                             (A Limited Partnership)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(1)  BASIS OF PRESENTATION

     This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Statements of Financial Position and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Programming Partners 2-A, Ltd. (the "Partnership") as of December 31, 1999 and September 30, 2000, its results of operations for the three and nine month periods ended September 30, 1999 and 2000, and its cash flows for the nine month periods ended September 30, 1999 and 2000. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

(2)  TRANSACTIONS WITH AFFILIATED ENTITIES

     Jones Entertainment Group, Ltd. ("General Partner") is entitled to reimbursement from the Partnership for its direct and indirect expenses allocable to the operations of the Partnership, which shall include, but not be limited to, rent, supplies, telephone, travel, legal expenses, accounting expenses, preparation and distribution of reports to investors and salaries of any full or part-time employees. Because the indirect expenses incurred by the General Partner on behalf of the Partnership are immaterial, the General Partner generally does not charge indirect expenses to the Partnership. The General Partner charged $1,652 and $1,668 to the Partnership for direct expenses to the Partnership for the three months ended September 30, 1999 and 2000, respectively. For the nine month periods ended September 30, 1999 and 2000, $5,027 and $6,644, respectively, of direct expenses were charged to the Partnership.

(3)  INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION

     "CHARLTON HESTON PRESENTS: THE BIBLE"

     In May 1992, the General Partner, on behalf of the Partnership, entered into an agreement with Agamemnon Films, an unaffiliated party, to produce four one-hour programs for television, entitled "Charlton Heston Presents:
     The Bible" (the "Bible Programs"). The production costs of the Bible Programs were approximately $2,370,000, which included a $240,000 production and overhead fee paid to the General Partner. In return for agreeing to fund these production costs, the Partnership acquired all rights to the Bible Programs in all markets and in all media in perpetuity. The Partnership subsequently assigned half of its ownership of the Bible Programs to an unaffiliated party for an investment of $1,000,000 toward the production costs for the Bible Programs. After consideration of the reimbursement, the Partnership's total investment in the Bible Programs was $1,369,764. In June 1998, the Partnership fully amortized its net investment in this film. From inception to September 30, 2000, the Partnership has recognized $2,026,757 of revenue from this film, of which $897,337 was retained by the distributors of the film for their fees and marketing costs and $1,129,420 was received by the Partnership as of September 30, 2000.

     "THE WHIPPING BOY"

     In August 1993, the Partnership acquired the film rights to the Newbury Award-winning book "The Whipping Boy." "The Whipping Boy" was produced as a two hour telefilm which premiered in the North American television market on The Disney Channel. The film's final cost was approximately $4,100,000. As of June 30, 2000, the Partnership had invested $2,661,487 in the film, which included a $468,000 production and overhead fee paid to the General Partner. The film was co-produced by the General Partner and Gemini Films, a German company. The completed picture was delivered to The Disney Channel in the second quarter of 1994. From inception to September 30, 2000, the Partnership has recognized $2,276,731 of gross revenue from this film, of which $2,100,000 represents the initial license fee from The Disney Channel that was used to finance the film's production. Of the remaining $176,731, $8,497 has been retained by the distributors of the film for their fees and marketing costs and $168,234 has been received by the Partnership as of September 30, 2000. The Partnership's net investment in the film, after consideration of amortization and writedowns, was $7,534 as of September 30, 2000. The Partnership plans to amortize its remaining investment in this film from net revenues generated from domestic and international home video and television markets or recover its remaining investment from the sale of the Partnership's interests in the film. There is no assurance that the Partnership will be successful in these efforts.

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               FINANCIAL CONDITION


LIQUIDITY AND CAPITAL RESOURCES

The Partnership's principal sources of liquidity are cash on hand and amounts received from the domestic and international distribution of its programming. As of September 30, 2000, the Partnership had approximately $24,000 in cash. Cash generated from operations for the nine months ended September 30, 2000 was approximately $37,000. The Partnership will not invest in any additional programming projects, but instead will focus on the distribution and/or sale of its two existing films.

Given the near completion of the second cycle distribution of the Partnership's programming, as previously announced, regular quarterly distributions were suspended beginning with the quarter ended September 30, 1998. However, upon further evaluation by the General Partner of the cash reserves and cash operating needs of the Partnership, an additional quarterly cash flow distribution totaling $141,781 was declared for the three months ended March 31, 1999, and was paid in May 1999. In 2000, upon further evaluation by the General Partner of the cash reserves and cash operating needs of the Partnership, an additional quarterly cash flow distribution totaling $141,781 was declared for the three months ended June 30, 2000, and was paid in August 2000. The Partnership will retain a certain level of working capital, including any necessary reserves, to fund its operating activities. It is anticipated that any future distributions, if any, will only be made once proceeds are received from the sale of the Partnership's assets, although the General Partner will continue to make quarterly evaluations of the Partnership's working capital position and needs. There is no assurance regarding any future distributions.

The General Partner, on behalf of the Partnership, is currently considering the sale of the Partnership's interests in its programming projects. The General Partner has no obligation to purchase any assets of the Partnership, nor is it anticipated that the General Partner will purchase any of such assets.

The General Partner cannot predict at this time when or at what price the Partnership's interests in its programming projects ultimately will be sold, but has initiated sales efforts in the third quarter of 2000. The projects may be sold as a group or on a one on one basis, in the judgment of the General Partner. Any direct costs incurred by the General Partner on behalf of the Partnership in soliciting and arranging for the sale, or sales, of the Partnership's programming projects will be charged to the Partnership. It is anticipated that the net proceeds from the sale, or sales, of the Partnership's interests in its programming will be distributed to the partners after such sale. It is probable that the distributions of the proceeds from the sale or sales of the Partnership's programming projects, together with all prior distributions paid to the limited partners, will return to the limited partners less than 70% of their initial capital contributions to the Partnership.

The Partnership anticipates that in the fourth quarter of 2000 Agamemnon Films will begin to participate in profit sharing from the distribution of the Bible Programs. Agamemnon Films' profit participation will begin when the Partnership has recouped its investment in the Bible Programs. The sharing of profits with Agamemnon Films will result in the Partnership receiving a decreased percentage of the net proceeds from the distribution of the Bible Programs.

The General Partner believes that the Partnership has, and will continue to have, sufficient liquidity to fund its operations and to meet its obligations so long as quarterly distributions are suspended. Any cash flow from operating activities will be primarily generated from the Bible Programs.

                              RESULTS OF OPERATIONS

Revenues of the Partnership decreased $13,504, from $17,830 to $4,326 for the three months ended September 30, 1999 and 2000, respectively. Revenues of the Partnership decreased $131,834, from $149,415 to $17,581 for the nine months ended September 30, 1999 and 2000, respectively. These decreases were the result of a substantial decrease in royalty revenue received from the distribution of the Bible Programs for the three and nine month periods ended September 30, 2000 as compared to the same periods in 1999.

Filmed entertainment costs decreased $58, from $120 to $62 for the three months ended September 30, 1999 and 2000, respectively. Filmed entertainment costs decreased $1,399, from $1,748 to $349 for the nine months ended September 30, 1999 and 2000, respectively. These decreases were the result of decreased revenues from "The Whipping Boy" for the three and nine month periods ended September 30, 2000 as compared to the same periods in 1999. Filmed entertainment costs are amortized over the life of the film in the ratio that current gross revenues bear to anticipated total gross revenues.

Distribution fees and expenses increased $2,132, from $0 to $2,132 for the three months ended September 30, 1999 and 2000, respectively. Distribution fees and expenses decreased $31,088, from $39,704 to $8,616 for the nine months ended September 30, 1999 and 2000, respectively. The Partnership incurred distribution fees for the Bible Programs of $2,132 for the three month period ended September 30, 2000, resulting in the $2,132 increase when compared to the same period in 1999. The decrease for nine month period ended September 30, 2000 compared to the same period in 1999 was primarily the result of the reduction of distribution fees and expenses for the Bible Programs. Distribution fees and expenses relate to the compensation due and costs incurred by unaffiliated parties in selling the Partnership's programming in the domestic and international markets. The timing and amount of the distribution fees and expenses vary depending upon the individual market in which programming is distributed.

Operating, general and administrative expenses increased $5,706, from $5,048 to $10,754 for the three months ended September 30, 1999 and 2000, respectively. Operating, general and administrative expenses increased $5,996, from $21,581 to $27,577 for the nine months ended September 30, 1999 and 2000, respectively. These increases were primarily due to an increase in legal expenses related to the potential sale or sales of the Partnership's assets during the three and nine month periods ended September 30, 2000 as compared to the same periods in 1999.

Interest income increased $1,783, from $457 to $2,240 for the three months ended September 30, 1999 and 2000, respectively. Interest income increased $3,845, from $2,330 to $6,175 for the nine months ended September 30, 1999 and 2000, respectively. These increases were the result of higher interest rates and higher average levels of invested cash balances during the three and nine month periods ended September 30, 2000 as compared to the same periods in 1999.

Limited Partners' net income (loss) per partnership unit changed $(1.71), from $1.15 to $(.56) for the three months ended September 30, 1999 and 2000, respectively. Limited Partners' net income (loss) per partnership unit changed $(8.95), from $7.82 to $(1.13) for the nine months ended September 30, 1999 and 2000, respectively. These changes were due to the results of operations as discussed above.

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

                                       JONES PROGRAMMING PARTNERS 2-A, LTD.
                                       BY: JONES ENTERTAINMENT GROUP, LTD.
                                           General Partner


                                       By: /s/ Timothy J. Burke
                                           ----------------------------
                                           Timothy J. Burke
                                           Vice President


Dated: November 14, 2000