Form 10-K405
period 2000-12-31
JONES PROGRAMMING PARTNERS 2-A LTD
filed 2001-03-29
CIK 868610

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from      ______ to ______

Commission file number:    0-20944

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                      ------------------------------------
             (Exact name of registrant as specified in its charter)


         COLORADO                                                       84-1088819
------------------------                                   ---------------------------------
(State of Organization)                                    (IRS Employer Identification No.)

9697 EAST MINERAL AVENUE, ENGLEWOOD, COLORADO 80112                 (303) 792-3111
---------------------------------------------------                 --------------
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
                           Yes      X              No
                                 -------              -------

Aggregate market value of the voting stock held by non-affiliates of the registrant: N/A

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.   X
                                    ------


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

                                     PART I.

                                ITEM 1. BUSINESS

         Jones Programming Partners 2-A, Ltd. (the "Partnership") is a Colorado limited partnership that was formed in March 1992 pursuant to the public offering of limited partnership interests in the Jones Programming Partners Limited Partnership Program. Jones Entertainment Group, Ltd. is the general partner of the Partnership (the "General Partner"). The Partnership was formed to acquire, develop, produce and distribute original programming to be owned by the Partnership. All the Partnership's films are subject to a variety of license agreements for various markets. Some of these agreements will last beyond the year 2001. The General Partner charges the Partnership for direct costs incurred on the Partnership's behalf. See further discussion of such costs charged to the Partnership by the General Partner in ITEM 8, FINANCIAL STATEMENTS, NOTE 4. During 2000, the Partnership had two programming properties: "Charlton Heston
Presents: The Bible" and "The Whipping Boy." It is not anticipated that the Partnership will invest in any additional programming, but instead will focus on the distribution and/or sale of its existing programming projects. Following is a description of these programming projects.

CHARLTON HESTON PRESENTS: THE BIBLE

         In May 1992, the General Partner, on behalf of the Partnership, entered into an agreement with Agamemnon Films, an unaffiliated party, to produce four one-hour programs for television, entitled "Charlton Heston Presents: The Bible" (the "Bible Programs"). The production costs of the Bible Programs were approximately $2,370,000, which included a $240,000 production and overhead fee paid to the General Partner. In return for agreeing to fund these production costs, the Partnership acquired all rights to the Bible Programs in all markets and in all media in perpetuity. The Partnership subsequently assigned half of its ownership of the Bible Programs to an unaffiliated party for an investment of $1,000,000 toward the production costs for the Bible Programs. After consideration of the reimbursement, the Partnership's total investment in the Bible Programs was $1,369,764. In June 1998, the Partnership fully amortized its net investment in this film. From inception to December 31, 2000, the Partnership has recognized $2,036,811 of revenue from this film, of which $900,677 was retained by the distributors of the film for their fees and marketing costs. Of the remaining $1,136,134, the Partnership received $1,129,421 as of December 31, 2000. The Partnership will receive the outstanding balance of $6,713 due from J/G Distribution Company in 2001.

THE WHIPPING BOY

         In August 1993, the Partnership acquired the rights to the Newbury Award-winning book, "The Whipping Boy." "The Whipping Boy" was produced as a two-hour telefilm which premiered in the North American television market on The Disney Channel. The film's final cost was approximately $4,100,000. As of December 31, 2000, the Partnership had invested $2,661,487 in the film, which included a $468,000 production and overhead fee paid to the General Partner. The film was co-produced by the General Partner and Gemini Films, a German company. From inception to December 31, 2000, the Partnership has recognized $2,277,544 of revenue from this film, of which $2,100,000 represents the initial license fee from The Disney Channel that was used to finance the film's production. Of the remaining $177,544, $8,497 was retained by the distributors of the film for their fees and marketing costs and $169,047 was received by the Partnership as of December 31, 2000.

         During the fourth quarter of 1999, the General Partner reassessed the anticipated gross revenues remaining from the distribution of "The Whipping Boy" based on revised estimated television sales projections and actual results of the film's distribution in comparison to the film's prior projections. A determination was made by the

General Partner that the Partnership's net investment in "The Whipping Boy" of $147,883 exceeded the film's estimated net realizable value of $7,883 as of December 31, 1999, resulting in a write-down of $140,000. The film's estimated net realizable value was calculated based on an estimate of anticipated revenues remaining over the life of the film from international and domestic television distribution, net of estimated distribution fees and costs, as of December 31, 1999.

         During the fourth quarter of 2000, the General Partner again reassessed the anticipated gross revenue remaining from the distribution of "The Whipping Boy" based on revised estimated television sales projections and actual results of the film's distribution in comparison to the film's prior projections. A determination was made by the General Partner that the Partnership's net investment in "The Whipping boy" of $6,722 should be fully written off, resulting in a final write down of $6,722.

         As of December 31, 2000 the Partnership, after consideration of amortization and write-downs, fully amortized its net investment in the film.

GENERAL MATTERS

         The General Partner, on behalf of the Partnership, is pursuing the sale of the Partnership's interests in its programming. See further discussion of the Partnership's distribution efforts concerning its films in ITEM 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. There is no assurance that the Partnership will be successful in obtaining a buyer or buyers for the assets of the Partnership or that the terms or conditions of any sale will be favorable to the Partnership. Many of the factors set forth below which affect the distribution of the films will also affect the saleability of the films themselves. If efforts to sell the Partnership's assets are not successful, the Partnership will continue to seek distribution for its films. The Partnership has obtained the services of a broker to assist in the sale of the Partnership's films. Pursuant to the services agreement, the broker will receive a 10% commission for arranging the sale, or sales, of the Partnership's films.

         The Partnership has encountered intense competition in connection with its attempts to distribute its programming. There is competition within the television programming industry for exhibition time on cable television networks, broadcast networks and independent television stations. Acceptance of the programming in certain distribution media may be limited and the programming will compete with other types of television programming in all domestic and international distribution media and markets. The age and technical specifications of the Partnership's programming may also limit distribution in certain international and domestic markets. The success of programming is also dependent in part on public taste, which is unpredictable and susceptible to change. In international markets, the Partnership has, in the past, and may again encounter additional risks, such as foreign currency rate fluctuations, compliance and regulatory requirements, differences in tax laws, and economic and political environments.

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

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                    PART II.

                ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK
                       AND RELATED SECURITY HOLDER MATTERS

         While the Partnership is publicly held, there is no public market for the limited partnership interests and it is not expected that such a market will develop in the future. As of February 28, 2001, the number of equity security holders in the Partnership was 642.

                         ITEM 6. SELECTED FINANCIAL DATA


                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                            -----------------------------------------------------------------------
                                                 1996            1997          1998          1999           2000
                                            ---------------  ------------ ------------- -------------  ------------
Gross revenues                             $     329,875    $   215,834   $   292,569   $   240,736    $    28,447
Costs of filmed entertainment                    281,451        199,899        19,829         2,117          1,161
Distribution fees and expenses                   105,707         92,702       146,077        80,037         11,957
Loss on write-down of
  film production cost                           575,000              -       194,907       140,000          6,722
Operating, general and administrative
  expenses                                        31,701         78,965        30,720        27,549         32,082
Operating loss                                  (663,984)      (155,732)      (98,964)       (8,967)       (23,475)
Net loss                                        (575,789)      (118,640)      (82,162)       (5,322)       (16,939)
Net loss per limited partnership unit             (50.76)        (10.46)        (7.24)        (.47)          (1.49)
Weighted average number of limited
  partnership units outstanding                   11,229         11,229        11,229        11,229         11,229
General partner's deficit                        (33,479)       (40,337)      (43,995)      (45,466)       (47,053)
Limited partners' capital                      1,410,494        731,588       369,522       223,890         66,757
Total assets                                   1,555,607        965,564       340,863       187,453         27,720
General partner advances                          29,106          8,622         7,511           836          1,016


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

                              RESULTS OF OPERATIONS

2000 COMPARED TO 1999

Revenues of the Partnership decreased $212,289, from $240,736 in 1999 to $28,447 in 2000. This decrease in revenues was primarily the result of a significant decrease in home video and other sales of "The Bible Programs". Also, revenues from "The Whipping Boy" decreased in 2000 compared to 1999.

Filmed entertainment costs decreased $956, from $2,117 in 1999 to $1,161 in 2000. This decrease corresponds to the decrease in revenues from "The Whipping Boy" in 2000 compared to 1999. Filmed entertainment costs are amortized over the life of each film in the ratio that current gross revenues bear to anticipated total gross revenues.

Distribution fees and expenses decreased $68,080, from $80,037 in 1999 to $11,957 in 2000. This decrease was the result of decreased home video sales of the "Bible Programs" under the Partnership's distribution agreement with J/G Distribution Company, which is owned 50% by the General Partner and 50% by GoodTimes Home Video Corporation. Distribution fees and expenses relate to the compensation due and costs incurred by various parties in selling the Partnership's programming in the domestic and international markets. The timing and amount of distribution fees and expenses vary depending upon the individual market in which programming is distributed.

Loss on write-down of film production was $140,000 in 1999, and an additional $6,722 was written down in 2000. The loss on write-down of film production in 2000 was the result of a full write-down of the Partnerships' net investment in "The Whipping Boy".

Operating, general and administrative expenses increased $4,533, from $27,549 in 1999 to $32,082 in 2000. This increase was primarily the result of an increase in legal expenses related to the potential sale of the Partnership's assets during 2000 compared to 1999.

Interest income increased $2,953, from $3,583 in 1999 to $6,536 in 2000. This increase was the result of higher interest rates and higher average levels of invested cash balances during 2000 compared to 1999.

Limited Partners' net loss per partnership unit increased $(1.02), from $(.47) in 1999 to $(1.49) in 2000. This change was due to the results of operations as discussed above.

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


                               FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's principal sources of liquidity are cash on hand and amounts received from the domestic and international distribution of its programming. As of December 31, 2000, the Partnership had approximately $21,000 in cash. Cash generated from operations for the year ended December 31, 2000 was approximately $34,000. The

Partnership will not invest in any additional programming projects, but instead will focus on the distribution and/or sale of its two existing films. The Partnership had outstanding receivables totaling approximately $7,000 as of December 31, 2000. The Partnership anticipates that these amounts will be received in the first quarter of 2001.

Regular quarterly distributions were suspended beginning with the quarter ended September 30, 1998. However, a distribution of $141,782 was declared for the three months ended March 31, 1999, and was paid in May 1999. A distribution of $141,781 was declared for the three months ended June 30, 2000 and was paid in August 2000. The Partnership will retain a certain level of working capital, including any necessary reserves, to fund its operating activities. It is anticipated that future distributions, if any, will only be made once proceeds are received from the sale, or sales, of the Partnership's assets. There is no assurance regarding any future distributions.

The General Partner, on behalf of the Partnership, is pursuing the sale of the Partnership's interests in its programming. The General Partner cannot predict when or at what price the Partnership's interests in its programming ultimately will be sold, but has initiated sales efforts. The projects may be sold as a group or on a one by one basis, in the judgement of the General Partner. Any direct costs incurred by the General Partner on behalf of the Partnership in soliciting and arranging for the sale, or sales, of the Partnership's programming projects will be charged to the Partnership. It is anticipated that the net proceeds from the sale, or sales, of the Partnership's interests in its programming will be distributed to the partners after such sale. It is probable that the distributions of the proceeds from the sale or sales of the Partnership's programming projects, together with all prior distributions paid to the limited partners, will return to the limited partners less than 70% of their initial capital contributions to the Partnership. The Partnership has obtained the services of a broker to assist in the sale of the Partnership's films. Pursuant to the services agreement, the broker will receive a 10% commission for arranging the sale, or sales, of the Partnership's films.

In May 1992, the General Partner, on behalf of the Partnership, entered into an agreement with Agamemnon Films ("Agamemnon") with respect to the production of the Bible Programs. Pursuant to this agreement, Agamemnon does not participate in profit sharing until certain revenues to the General Partner and the Partnership from the distribution of the Bible Programs are first applied towards the Partnership's recoupment of its production investment, its share of production overages, and a production fee plus interest on the unrecouped investment. In 2000, the Partnership fully recouped the requisite amount and Agamemnon began to participate in profits from the distribution of the Bible Programs. The Partnership will therefore receive a decreased percentage of the net proceeds from the distribution of the Bible Programs.

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

                          ITEM 8. FINANCIAL STATEMENTS


                      JONES PROGRAMMING PARTNERS 2-A, LTD.

                              FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 1999 AND 2000

                                      INDEX



                                                                            PAGE
                                                                         -----------

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


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Jones Programming Partners 2-A, Ltd.:


         We have audited the accompanying statements of financial position of Jones Programming Partners 2-A, Ltd. (a Colorado limited partnership) as of December 31, 1999 and 2000, and the related statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jones Programming Partners 2-A, Ltd. as of December 31, 1999 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.


                                            ARTHUR ANDERSEN LLP



Denver, Colorado,
   March 2, 2001.

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                             (A LIMITED PARTNERSHIP)

                        STATEMENTS OF FINANCIAL POSITION



                                                                                     DECEMBER 31,
                                                                        -----------------------------------
                     ASSETS                                                 1999                   2000
                                                                        ------------          -------------

CASH AND CASH EQUIVALENTS (Note 2)                                      $   128,458           $    21,007

ACCOUNTS RECEIVABLE (Note 5)                                                 51,112                 6,713

INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION,
  net of accumulated amortization of
   $4,023,368 and $4,031,252 as of December 31,
   1999 and 2000, respectively (Notes 2, 4 and 5)                             7,883                  --
                                                                        -----------           -----------

                  Total assets                                          $   187,453           $    27,720
                                                                        ===========           ===========




          LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES:
  Accounts payable to affiliates                                        $       836           $     1,016
  Accrued liabilities                                                         8,193                 7,000
                                                                        -----------           -----------

                  Total liabilities                                           9,029                 8,016
                                                                        -----------           -----------

PARTNERS' CAPITAL (DEFICIT) (Note 3):
  General partner -
    Contributed capital                                                       1,000                 1,000
    Distributions                                                           (34,685)              (36,103)
    Accumulated deficit                                                     (11,781)              (11,950)
                                                                        -----------           -----------

                  Total general partner's deficit                           (45,466)              (47,053)
                                                                        -----------           -----------

  Limited partners -
    Net contributed capital (11,229 units
       outstanding as of December 31, 1999 and 2000)                      4,823,980             4,823,980
    Distributions                                                        (3,433,691)           (3,574,054)
    Accumulated deficit                                                  (1,166,399)           (1,183,169)
                                                                        -----------           -----------

                  Total limited partners' capital                           223,890                66,757
                                                                        -----------           -----------

                  Total partners' capital (deficit)                         178,424                19,704
                                                                        -----------           -----------

                  Total liabilities and partners' capital (deficit)     $   187,453           $    27,720
                                                                        ===========           ===========


   The accompanying notes are an integral part of these financial statements.

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS



                                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                              -----------------------------------------------------
                                                                   1998                1999              2000
                                                              -------------       -------------     --------------

REVENUES (Notes 2 and 5)                                      $   292,569        $    240,736       $     28,447

COSTS AND EXPENSES:
  Costs of filmed entertainment (Note 2)                           19,829               2,117              1,161
  Distribution fees and expenses (Notes 2 and 5)                  146,077              80,037             11,957
  Loss on write-down of
    film production cost (Note 5)                                 194,907             140,000              6,722
  Operating, general and
    administrative expenses (Note 4)                               30,720              27,549             32,082
                                                              -----------        ------------       ------------

         Total costs and expenses                                 391,533             249,703             51,922
                                                              -----------        ------------       ------------

OPERATING LOSS                                                    (98,964)             (8,967)           (23,475)
                                                              -----------        ------------       ------------

OTHER INCOME:
  Interest income                                                  16,782               3,583              6,536
  Other income                                                         20                  62                  -
                                                              -----------        ------------       ------------

         Total other income                                        16,802               3,645              6,536
                                                              -----------        ------------       ------------

NET LOSS                                                      $   (82,162)       $     (5,322)      $    (16,939)
                                                              ===========        ============       ============

ALLOCATION OF NET LOSS:
  General partner                                             $      (822)       $        (53)      $       (169)
                                                              ===========        ============       ============

  Limited partners                                            $   (81,340)       $     (5,269)      $    (16,770)
                                                              ===========        ============       ============

NET LOSS PER LIMITED
  PARTNERSHIP UNIT                                            $     (7.24)       $       (.47)      $      (1.49)
                                                              ===========        ============       ============

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP UNITS
  OUTSTANDING                                                      11,229              11,229             11,229
                                                              ===========        ============       ============



   The accompanying notes are an integral part of these financial statements.

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                             (A LIMITED PARTNERSHIP)

                    STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)


                                                               FOR THE YEARS ENDED DECEMBER 31,
                                               -------------------------------------------------------------
                                                   1998                    1999                   2000
                                               -------------           -------------           -------------
GENERAL PARTNER:
  Balance, beginning of period                   $ (40,337)              $ (43,995)              $ (45,466)
  Distributions                                     (2,836)                 (1,418)                 (1,418)
  Net loss                                            (822)                    (53)                   (169)
                                                 ---------               ---------               ---------

  Balance, end of period                         $ (43,995)              $ (45,466)              $ (47,053)
                                                 =========               =========               =========

LIMITED PARTNERS:
  Balance, beginning of period                   $ 731,588               $ 369,522               $ 223,890
  Distributions                                   (280,726)               (140,363)               (140,363)
  Net loss                                         (81,340)                 (5,269)                (16,770)
                                                 ---------               ---------               ---------

  Balance, end of period                         $ 369,522               $ 223,890               $  66,757
                                                 =========               =========               =========

TOTAL PARTNERS' CAPITAL (DEFICIT)                $ 325,527               $ 178,424               $  19,704
                                                 =========               =========               =========



   The accompanying notes are an integral part of these financial statements.

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS


                                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                                  -------------------------------------------------
                                                                      1998               1999              2000
                                                                  -----------        -----------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         $ (82,162)         $  (5,322)         $ (16,939)
  Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities:
     Amortization of filmed entertainment costs                       19,829              2,117              1,161
     Loss on write-down of film production cost                      194,907            140,000              6,722
     Decrease in accounts receivable                                  12,235             11,476             44,399
     Increase (decrease) in accrued liabilities                     (116,085)               368             (1,193)
     Increase (decrease) in accounts payable to affiliates            (1,111)            (6,675)               180
                                                                   ---------          ---------          ---------

          Net cash provided by operating activities                   27,613            141,964             34,330
                                                                   ---------          ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners                                         (425,343)          (141,781)          (141,781)
                                                                   ---------          ---------          ---------

         Net cash used in financing activities                      (425,343)          (141,781)          (141,781)
                                                                   ---------          ---------          ---------

INCREASE (DECREASE) IN
         CASH AND CASH EQUIVALENTS                                 $(397,730)         $     183          $(107,451)

CASH AND CASH EQUIVALENTS, beginning of period                       526,005            128,275            128,458
                                                                   ---------          ---------          ---------

CASH AND CASH EQUIVALENTS, end of period                           $ 128,275          $ 128,458          $  21,007
                                                                   =========          =========          =========



   The accompanying notes are an integral part of these financial statements.

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

     FILM REVENUE RECOGNITION - The Partnership recognizes revenue in accordance with the provisions of Statement of Financial Accounting Standards No. 139 ("SFAS No. 139") and AICPA Statement of Position No. 00-2 ("SOP 00-2"). Pursuant to SFAS No. 139 and SOP 00-2, revenues from domestic and international licensing agreements for programming are recognized when such amounts are known and the film is available for exhibition or telecast, and when certain other criteria set forth in SFAS No. 139 and SOP 00-2 are met. Advances received for licensing or other purposes prior to exhibition or telecast are deferred and recognized as revenue when the above conditions are met. The adoption of SFAS No. 139 and SOP 00-2 in 2000 did not materially effect the manner in which the Partnership recognizes revenue.

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

     USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

(4)  TRANSACTIONS WITH AFFILIATES

     The Partnership and Jones Documentary Film Corporation ("JDFC") granted the General Partner the exclusive rights to distribute four one-hour programs for television, entitled "Charlton Heston Presents: The Bible" (the "Bible Programs"). To accomplish this, the General Partner, on its own behalf, and GoodTimes Home Video Corporation ("GoodTimes"), an unaffiliated entity directly involved in the specialty home video and international television distribution business, entered into an agreement to form J/G Distribution Company to distribute the Bible Programs. J/G Distribution Company was formed in June 1992 and the Partnership granted it the sole and exclusive right to exhibit and distribute, and to license others to exhibit and distribute, the Bible Programs in all markets, all languages, and all media in perpetuity. J/G Distribution Company holds the copyright for the benefit of the Partnership (50 percent interest) and GoodTimes (50 percent interest). Once the Partnership is fully recouped, pursuant to the Jones/Agamemnon agreement, Agamemnon Films begins to receive a portion of the revenue generated from the distribution of the Bible Programs. In the fourth quarter of 2000, Agamemnon Films began to participate in profit sharing from the distribution of the Bible Programs. J/G Distribution Company is currently distributing the Bible Programs in the retail home video market. As of December 31, 2000, gross sales made by J/G Distribution Company totaled $3,589,741, of which $1,794,871 has been retained by J/G Distribution Company for its fees and marketing costs, with the remaining $1,794,870 belonging to the Partnership, GoodTimes, and Agamemnon Films. As of December 31, 2000, the Partnership had received $879,421 from J/G Distribution Company. The Partnership expects to receive the outstanding balance of $6,713 due from J/G Distribution Company in 2001.

     The General Partner is entitled to reimbursement from the Partnership for its direct and indirect expenses allocable to the operations of the Partnership, which shall include, but not be limited to, rent, supplies, telephone, travel, legal expenses, accounting expenses, preparation and distribution of reports to investors and salaries of any full or part-time employees. Because the indirect expenses incurred by the General Partner on behalf of the Partnership are immaterial, the General Partner generally does not charge indirect expenses to the Partnership. The General Partner charged $9,605, $7,745, and $8,625 for expenses and administrative services for the years ended December 31, 1998, 1999, and 2000, respectively.

(5)  INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION

     "CHARLTON HESTON PRESENTS: THE BIBLE"

     In May 1992, the General Partner, on behalf of the Partnership, entered into an agreement with Agamemnon Films, an unaffiliated party, to produce four one-hour programs for television, entitled "Charlton Heston Presents:
     The Bible". The production costs of the Bible Programs were approximately $2,370,000, which included a $240,000 production and overhead fee paid to the General Partner. In return for agreeing to fund these production costs, the Partnership acquired all rights to the Bible Programs in all markets and in all media in perpetuity. The Partnership subsequently assigned half of its ownership of the Bible Programs to GoodTimes for an investment of $1,000,000 toward the production costs for the Bible Programs. After consideration of the reimbursement, the Partnership's total investment in the Bible Programs is $1,369,764. From inception to December 31, 2000, the Partnership has recognized $2,036,811 of revenue from this film, of which $900,677 was paid for distribution fees and marketing costs. Of the remaining $1,136,134, the Partnership received $1,129,421 as of December 31, 2000. The Partnership will receive the outstanding balance of $6,713 due from J/G Distribution Company in 2001.

     In June 1998, the Partnership fully amortized its net investment in this film.

     "THE WHIPPING BOY"

     In August 1993, the Partnership acquired the rights to the Newbury Award-winning book "The Whipping Boy." "The Whipping Boy" was produced as a two hour telefilm which premiered in the North American television market on The Disney Channel. The film's final cost was approximately $4,100,000. As of December 31, 2000, the Partnership had invested $2,661,487 in the film, which included a $468,000 production and overhead fee paid to the General Partner. The film was co-produced by the General Partner and Gemini Films, a German company. The completed picture was delivered to The Disney Channel in the second quarter of 1994. From inception to December 31, 2000, the Partnership has recognized $2,277,544 of revenue from this film, of which $2,100,000 represents the initial license fee from The Disney Channel that was used to finance the film's production. Of the remaining $177,544, $8,497 was retained by the distributors of the film for their fees and marketing costs and the remaining $169,047 was received by the Partnership as of December 31, 2000.

     In the fourth quarter of 1998, the General Partner reassessed the anticipated gross revenue remaining from the distribution of the "The Whipping Boy" based on revised estimated television sales projections and actual results of the film's distribution in comparison to the film's prior projections. A determination was made by the General Partner that the Partnership's net investment in "The Whipping Boy" of $344,907 exceeded the film's estimated net realizable value of $150,000 as of December 31, 1998, resulting in a write-down of $194,907. The film's estimated net realizable value was calculated based on an estimate of anticipated revenues remaining over the life of the film from international and domestic television distribution, net of estimated distribution fees and costs, as of December 31, 1998.

     Likewise, during the fourth quarter of 1999, the General Partner reassessed the anticipated gross revenue remaining from the distribution of "The Whipping Boy" based on revised estimated television sales projections and actual results of the film's distribution in comparison to the film's prior projections. A determination was made by the General Partner that the Partnership's net investment in "The Whipping Boy" of $147,883 exceeded the film's estimated net realizable value of $7,883 as of December 31, 1999, resulting in a write-down of $140,000. The film's estimated net realizable value was calculated based on an estimate of anticipated revenues remaining over the life of the film from international and domestic television distribution, net of estimated distribution fees and costs, as of December 31, 1999.

     During the fourth quarter of 2000, the General Partner again reassessed the anticipated gross revenue remaining from the distribution of "The Whipping Boy" based on revised estimated television sales projections and actual results of the film's distribution in comparison to the film's prior projections. A determination was made by the General Partner that the Partnership's remaining net investment in "The Whipping Boy" should be written off, resulting in a final write-down of $6,722.

     As of December 31, 2000 the Partnership, after consideration of amortization and write-downs, fully amortized its net investment in the film.

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

     The Partnership's only significant book-tax difference between the financial reporting and tax bases of the Partnership's assets and liabilities is associated with the difference between film production cost amortization and loss from write-down of film production cost recognized under generally accepted accounting principles and the amount of expense allowed for tax purposes. Film production cost recognized under accounting principles generally accepted in the United States exceeded (was less than) the amount of expense recognized for tax purposes by approximately $214,000, $99,000 and $(20,000) for the years ended December 31, 1998,
     1999, and 2000, respectively.

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


NAME                   AGE              POSITIONS WITH THE GENERAL PARTNER
----                   ---              -----------------------------------
Glenn R. Jones         71               Chairman of the Board, Chief Executive
                                        Officer, and President
Timothy Burke          50               Vice President and Director


     Mr. Glenn R. Jones has served as Chairman of the Board of Directors and Chief Executive Officer of the General Partner since its inception and he has served as President of the General Partner since April 1994. Mr. Jones is also the Chairman of the Board of Directors and Chief Executive Officer of the General Partner's principal shareholder, Jones 21st Century, Inc., a subsidiary of Jones International, Ltd. He is also an officer and director of a number of subsidiaries for Jones Media Networks, Ltd. (formerly known as Jones International Networks, Ltd.). For more than five years, until April 1999, Mr. Jones was Chairman of the Board of Directors and Chief Executive Officer of Jones Intercable, Inc., a multiple system cable television operator. In addition, Mr. Jones is a member of the Board and Education Council of the National Alliance of Business. In 1994, Mr. Jones was inducted into Broadcasting and Cable's Hall of Fame. Mr. Jones received a B.S. in Economics from Allegheny College and a J.D. from the University of Colorado School of Law.

     Mr. Timothy J. Burke is Vice President and Director of the General Partner. Mr. Burke is a Group Vice President of Jones International, Ltd. and an officer and/or director of many other Jones International, Ltd. affiliated companies. He has over 24 years of financial experience, and has been employed with Jones for 18 years. Prior to the Jones companies, Mr. Burke was a Tax Manager with Arthur Andersen & Co. He received a B.A. in Accounting and a J.D from the University of Iowa.

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

                ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

     As of February 28, 2001, no person or entity owns more than 5 percent of the limited partnership interests in the Partnership.

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

     In connection with the distribution of "Charlton Heston Presents: The Bible," J/G Distribution Company, which is owned 50% by the General Partner and 50% by GoodTimes, is entitled to certain distribution rights and fees. See ITEM
7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for a description of these distribution rights and fees. As of December 31, 2000, gross sales made by J/G Distribution Company totaled $3,589,741, of which $1,794,871 has been retained by J/G Distribution Company for its fees and marketing costs, with the remaining $1,794,870 belonging to the Partnership, GoodTimes, and Agamemnon Films. Additionally, $250,000 was received directly by the Partnership as its share of the initial license fee from A&E. As of December 31, 2000, the Partnership had received $879,421 from J/G Distribution Company and the $250,000 from A&E. The Partnership will receive the outstanding balance of $6,713 due from J/G Distribution Company in 2001.

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

                                         JONES PROGRAMMING PARTNERS 2-A, LTD.,
                                         a Colorado limited partnership
                                         By  Jones Entertainment Group, Ltd.,
                                             its General Partner


                                         By:  /s/ GLENN R. JONES
                                              ---------------------------------
                                              Glenn R. Jones
                                              Chairman of the Board, Chief
                                              Executive Officer
Dated:   March 21, 2001                           and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         By:   /s/ GLENN R. JONES
                                               ---------------------------------
                                               Glenn R. Jones
                                               Chairman of the Board, Chief
                                               Executive Officer and President
Dated:   March 21, 2001                        (Principal Executive Officer)



                                         By:   /s/ TIMOTHY J. BURKE
                                               ---------------------------------
Dated:   March 21, 2001                        Timothy J. Burke