Form 10-Q
period 2001-03-31
JONES PROGRAMMING PARTNERS 2-A LTD
filed 2001-05-14
CIK 868610

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

Commission File Number: 0-20944


                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                      ------------------------------------
               (Exact name of registrant as specified in charter)


       COLORADO                                          84-1088819
       --------                                          ----------
(State of organization)                               (I.R.S. Employer
                                                     Identification No.)

9697 E. MINERAL AVENUE, ENGLEWOOD, COLORADO 80112       (303) 792-3111
--------------------------------------------------      --------------
(Address of principal executive office)             (Registrant's telephone no,
                                                      including area code)

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

           Yes    X                                No
              --------                               --------

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                             (A Limited Partnership)

                                      INDEX

                                                                              Page
                                                                             Number
                                                                             ------
PART I.  FINANCIAL INFORMATION
         Item 1.  Financial Statements

                  Unaudited Statements of Financial Position as of
                     December 31, 2000 and March 31, 2001                         3

                  Unaudited Statements of Operations for the
                     Three Months Ended March 31, 2000 and 2001                   4

                  Unaudited Statements of Cash Flows for the
                     Three Months Ended March 31, 2000 and 2001                   5

                  Notes to Unaudited Financial Statements as of
                     March 31, 2001                                             6-7


         Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations              8-9

PART II.  OTHER INFORMATION                                                      10

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                             (A Limited Partnership)

                   UNAUDITED STATEMENTS OF FINANCIAL POSITION

                                                                                 December 31,          March 31,
                                    ASSETS                                           2000                 2001
                                                                                 ------------        ------------
CASH AND CASH EQUIVALENTS                                                        $     21,007        $     18,273

ACCOUNTS RECEIVABLE                                                                     6,713                   -

INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION,
  net of accumulated amortization of $4,031,252 as of
  December 31, 2000 and March 31, 2001, respectively                                       -                    -
                                                                                 ------------        ------------
                  Total assets                                                   $     27,720        $     18,273
                                                                                 ============        ============


              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
LIABILITIES:
  Accounts payable to affiliates                                                 $      1,016        $     11,282
  Accrued liabilities                                                                   7,000               1,750
                                                                                 ------------        ------------
                  Total liabilities                                                     8,016              13,032
                                                                                 ------------        ------------
PARTNERS' CAPITAL (deficit):
  General partner-
    Contributed capital                                                                 1,000               1,000
    Distributions                                                                     (36,103)            (36,103)
    Accumulated deficit                                                               (11,950)            (12,095)
                                                                                 ------------        ------------

                  Total general partner's deficit                                     (47,053)            (47,198)
                                                                                 ------------        ------------
  Limited partners -
    Contributed capital, net of offering costs  (11,229 units outstanding
       as of December 31, 2000 and March 31, 2001)                                  4,823,980           4,823,980
    Distributions                                                                  (3,574,054)         (3,574,054)
    Accumulated deficit                                                            (1,183,169)         (1,197,487)
                                                                                 ------------        ------------

                  Total limited partners' capital                                      66,757              52,439
                                                                                 ------------        ------------

                  Total partners' capital (deficit)                                    19,704               5,241
                                                                                 ------------        ------------

                  Total liabilities and partners' capital (deficit)              $     27,720        $     18,273
                                                                                 ============        ============


   The accompanying notes are an integral part of these financial statements.

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                             (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS

                                                                                              For the Three Months
                                                                                                  Ended March 31,
                                                                                            ------------------------
                                                                                              2000           2001
                                                                                            -----------   ----------
REVENUES                                                                                    $       287   $      386

COSTS AND EXPENSES:
  Costs of filmed entertainment                                                                     287            -
  Operating, general and administrative expenses                                                  8,020       15,016
                                                                                            -----------   ----------

        Total costs and expenses                                                                  8,307       15,016
                                                                                            -----------   ----------


OPERATING LOSS                                                                                   (8,020)     (14,630)
                                                                                            -----------   ----------

INTEREST INCOME                                                                                   1,535          167
                                                                                            -----------   ----------

NET LOSS                                                                                    $    (6,485)  $  (14,463)
                                                                                            ===========   ==========
ALLOCATION OF NET LOSS:
  General Partner                                                                           $       (65)  $     (145)
                                                                                            ===========   ==========

  Limited Partners                                                                          $    (6,420)  $  (14,318)
                                                                                            ===========   ==========

NET LOSS PER LIMITED PARTNERSHIP UNIT                                                       $      (.57)  $    (1.28)
                                                                                            ===========   ==========
WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                                                                  11,229       11,229
                                                                                            ===========   ==========


   The accompanying notes are an integral part of these financial statements.

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                             (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS

                                                                                     For the Three Months
                                                                                        Ended March 31,
                                                                                ------------------------------
                                                                                   2000               2001
                                                                                ----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                      $   (6,485)        $   (14,463)
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
      Amortization of filmed entertainment costs                                       287                   -
      Net change in assets and liabilities:
        Decrease in accounts receivable                                             51,112               6,713
        Decrease in accrued liabilities                                             (3,668)             (5,250)
        Increase in accounts payable to affiliates                                   8,967              10,266
                                                                                ----------         -----------

         Net cash provided by (used in) operating activities                        50,213              (2,734)
                                                                                ----------         -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    50,213              (2,734)

CASH AND CASH EQUIVALENTS, beginning of period                                     128,458              21,007
                                                                                ----------         -----------

CASH AND CASH EQUIVALENTS, end of period                                        $  178,671         $    18,273
                                                                                ==========         ===========


   The accompanying notes are an integral part of these financial statements.

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                             (A Limited Partnership)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION

         This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Statements of Financial Position and Statements of Operations and Cash Flows in conformity with accounting principles generally accepted in the United States. However, in the opinion of management, this data includes all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Jones Programming Partners 2-A, Ltd. (the "Partnership") as of December 31, 2000 and March 31, 2001 and its results of operations and its cash flows for the three month periods ended March 31, 2000 and 2001. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

(2)      TRANSACTIONS WITH AFFILIATED ENTITIES

         Jones Entertainment Group, Ltd. ("General Partner") is entitled to reimbursement from the Partnership for its direct and indirect expenses allocable to the operations of the Partnership, which shall include, but not be limited to, rent, supplies, telephone, travel, legal expenses, accounting expenses, preparation and distribution of reports to investors and salaries of any full or part-time employees. Because the indirect expenses incurred by the General Partner on behalf of the Partnership are immaterial, the General Partner generally does not charge indirect expenses to the Partnership. The General Partner charged $3,710 and $6,833 to the Partnership for direct expenses for the three months ended March 31, 2000 and 2001, respectively.

         The Partnership and Jones Documentary Film Corporation ("JDFC") granted the General Partner the exclusive rights to distribute four one-hour programs for television, entitled "Charlton Heston Presents: The Bible" (the "Bible Programs"). To accomplish this, the General Partner, on its own behalf, and GoodTimes Home Video Corporation ("GoodTimes"), an unaffiliated entity directly involved in the specialty home video and international television distribution business, entered into an agreement to form J/G Distribution Company to distribute the Bible Programs. J/G Distribution Company was formed in June 1992 and is owned 50 percent by GoodTimes and 50 percent by the General Partner. The Partnership granted J/G Distribution Company the sole and exclusive right to exhibit and distribute, and to license others to exhibit and distribute, the Bible Programs in all markets, all languages, and all media in perpetuity. J/G Distribution Company holds the copyright for the benefit of the Partnership (50 percent interest) and GoodTimes (50 percent interest). Once the Partnership is fully recouped, pursuant to the Jones/Agamemnon agreement, Agamemnon Films begins to receive a portion of the revenue generated from the distribution of the Bible Programs. During 2000, Agamemnon Films began to participate in profit sharing from the distribution of the Bible Programs. J/G Distribution Company is currently distributing the Bible Programs in the retail home video market. As of March 31, 2001, gross sales made by J/G Distribution Company totaled $3,589,741, of which $1,794,871 has been retained by J/G Distribution Company for its fees and marketing costs, with the remaining $1,794,870 belonging to the Partnership, GoodTimes, and Agamemnon Films. Additionally, $250,000 was received directly by the Partnership as its share of the initial license fee from A & E Television Networks ("A&E"). As of March 31, 2001, the Partnership had received $886,134 from J/G Distribution Company and $250,000 from A&E.

(3)      INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION

         "CHARLTON HESTON PRESENTS: THE BIBLE"

         In May 1992, the General Partner, on behalf of the Partnership, entered into an agreement with Agamemnon Films, an unaffiliated third party, to produce four one-hour programs for television, entitled "Charlton Heston Presents: The Bible". The production costs of the Bible Programs were approximately $2,370,000, which included a $240,000 production and overhead fee paid to the General Partner. In return for agreeing to fund these production costs, the Partnership acquired all rights to the Bible Programs in all markets and in all media in perpetuity. The Partnership subsequently assigned half of its ownership of the Bible Programs to GoodTimes for an investment of $1,000,000 toward the production costs for the Bible Programs. After consideration of the reimbursement, the Partnership's total investment in the Bible Programs was $1,369,764. In June 1998, the Partnership fully amortized its net investment in this film. From inception to March 31, 2001, the Partnership has recognized $2,036,811 of revenue from this film, of which $900,677 was retained by the distributors of the film for their fees and marketing costs and $1,136,134 was received by the Partnership as of March 31, 2001.

         "THE WHIPPING BOY"

         In August 1993, the Partnership acquired the film rights to the Newbury Award-winning book "The Whipping Boy." "The Whipping Boy" was produced as a two hour telefilm which premiered in the North American television market on The Disney Channel. The film's final cost was approximately $4,100,000. As of March 31, 2001, the Partnership had invested $2,661,487 in the film, which included a $468,000 production and overhead fee paid to the General Partner. The film was co-produced by the General Partner and Gemini Films, a German company. The completed picture was delivered to The Disney Channel in the second quarter of 1994. From inception to March 31, 2001, the Partnership has recognized $2,277,930 of gross revenue from this film, of which $2,100,000 represents the initial license fee from The Disney Channel that was used to finance the film's production. Of the remaining $177,930, $8,497 has been retained by the distributors of the film for their fees and marketing costs and $169,433 has been received by the Partnership as of March 31, 2001. In December 2000, the Partnership, after consideration of approximately $1,744,000 in amortization and approximately $917,000 in write-downs, fully amortized its net investment in the film.

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's principal sources of liquidity are cash on hand and amounts received from the domestic and international distribution of its programming. As of March 31, 2001, the Partnership had approximately $18,000 in cash. Cash used in operations for the three months ended March 31, 2001 was approximately $3,000. The Partnership will not invest in any additional programming projects, but instead will focus on the distribution and/or sale of its two existing films.

Regular quarterly distributions were suspended beginning with the quarter ended September 30, 1998. However, a distribution of $141,781 was declared for the three months ended March 31, 1999, and was paid in May 1999. A distribution of $141,781 was declared for the three months ended June 30, 2000 and was paid in August 2000. The Partnership will retain a certain level of working capital, including any necessary reserves, to fund its operating activities. It is anticipated that future distributions, if any, will only be made once proceeds are received from the sale, or sales, of the Partnership's assets. There is no assurance regarding any future distributions.

The General Partner, on behalf of the Partnership, is pursuing the sale of the Partnership's interests in its programming. The General Partner has no obligation to purchase any assets of the Partnership, nor is it anticipated that the General Partner will purchase any of such assets. The General Partner cannot predict when or at what price the Partnership's interests in its programming ultimately will be sold, but has initiated sales efforts. The films may be sold as a group or on an individual basis, in the judgement of the General Partner. The films could also be packaged with the films of an affiliated public limited partnership. Any direct costs incurred by the General Partner on behalf of the Partnership in soliciting and arranging for the sale, or sales, of the Partnership's programming projects will be charged to the Partnership. It is anticipated that the net proceeds from the sale, or sales, of the Partnership's interests in its programming will be distributed to the partners after such sale, or sales. It is probable that the distributions of the proceeds from the sale or sales of the Partnership's programming projects, together with all prior distributions paid to the limited partners, will return to the limited partners less than 70% of their initial capital contributions to the Partnership. The Partnership has retained the services of a broker to assist in the sale of the Partnership's films. Pursuant to the services agreement, the broker will receive a 10% commission for arranging the sale, or sales, of the Partnership's films.

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

The General Partner believes that the Partnership has, and will continue to have, sufficient liquidity to fund its operations and to meet its obligations so long as quarterly distributions are suspended. Any cash flow from operating activities will be primarily generated from the Bible Programs. The General Partner does not anticipate cash flow from the films to increase significantly in the future. The lack of significant cash flow presently being generated by the Partnership's films may negatively effect the ultimate sales price of the films.

                              RESULTS OF OPERATIONS

Revenues of the Partnership increased $99, from $287 to $386 for the three months ended March 31, 2000 and 2001, respectively. This increase was the result of an increase in revenue from the "The Whipping Boy" for the three months ended March 31, 2001 compared to the same period in 2000.

Filmed entertainment costs decreased $287, from $287 to $0 for the three months ended March 31, 2000 and 2001, respectively. This decrease was the result of the Partnership's net investment in the "The Whipping Boy" becoming fully amortized in December 2000. Filmed entertainment costs are amortized over the life of the film in the ratio that current gross revenues bear to anticipated total gross revenues.

Operating, general and administrative expenses increased $6,996, from $8,020 to $15,016 for the three months ended March 31, 2000 and 2001, respectively. The increase was primarily due to an increase in legal, tax, and investor relations expenses during the three months ended March 31, 2001 compared to the same period in 2000.

Interest income decreased $1,368, from $1,535 to $167 for the three months ended March 31, 2000 and 2001, respectively. This decrease was the result of significantly lower levels of invested cash balances during the three months ended March 31, 2001 compared to the same period in 2000.

Limited Partners' net loss per partnership unit increased $(.71), from $(.57) to $(1.28) for the three months ended March 31, 2000 and 2001, respectively. This change was due to the result of operations as discussed above.

                           Part II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         a)   Exhibits

              None

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

                                    JONES PROGRAMMING PARTNERS 2-A, LTD.
                                    BY:   JONES ENTERTAINMENT GROUP, LTD.
                                          General Partner

                                    By:   /s/ TIMOTHY J. BURKE
                                          ------------------------------------
                                          Timothy J. Burke
                                          Vice President

Dated:  May 10, 2001