Form 10-Q
period 2001-06-30
JONES PROGRAMMING PARTNERS 2-A LTD
filed 2001-08-08
CIK 868610

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2001.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 0-20944

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
               --------------------------------------------------
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

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

          Unaudited Statements of Financial Position as of
               December 31, 2000 and June 30, 2001                            3

          Unaudited Statements of Operations for the
               Three and Six Months Ended June 30, 2000 and 2001              4

          Unaudited Statements of Cash Flows for the
               Six Months Ended June 30, 2000 and 2001                        5

          Notes to Unaudited Financial Statements as of
               June 30, 2001                                                6-7

     Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          8-9

PART II. OTHER INFORMATION                                                   10


                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                             (A Limited Partnership)

                   UNAUDITED STATEMENTS OF FINANCIAL POSITION

                                                                                  December 31,           June 30,
                                  ASSETS                                             2000                  2001
                                                                                  -----------          -----------
CASH AND CASH EQUIVALENTS                                                         $    21,007          $    18,537

ACCOUNTS RECEIVABLE                                                                     6,713               10,893

INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION,
  net of accumulated amortization of $4,031,252 and $4,031,252 as of
  December 31, 2000 and June 30, 2001, respectively (Note 3)                               --                   --
                                                                                  -----------          -----------
                     Total assets                                                 $    27,720          $    29,430
                                                                                  ===========          ===========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES:
  Accounts payable to affiliates                                                  $     1,016          $    24,591
  Accrued liabilities                                                                   7,000                3,500
                                                                                  -----------          -----------
                     Total liabilities                                                  8,016               28,091
                                                                                  -----------          -----------
PARTNERS' CAPITAL (DEFICIT):
  General partner-
    Contributed capital                                                                 1,000                1,000
    Distributions                                                                     (36,103)             (36,103)
    Accumulated deficit                                                               (11,950)             (12,134)
                                                                                  -----------          -----------
                     Total general partner's deficit                                  (47,053)             (47,237)
                                                                                  -----------          -----------
  Limited partners -
    Contributed capital, net of offering costs (11,229 units outstanding
       as of December 31, 2000 and June 30, 2001)                                   4,823,980            4,823,980
    Distributions                                                                  (3,574,054)          (3,574,054)
    Accumulated deficit                                                            (1,183,169)          (1,201,350)
                                                                                  -----------          -----------
                     Total limited partners' capital                                   66,757               48,576
                                                                                  -----------          -----------
                     Total partners' capital                                           19,704                1,339
                                                                                  -----------          -----------
                     Total liabilities and partners' capital                      $    27,720          $    29,430
                                                                                  ===========          ===========


              The accompanying notes are an integral part of these
                         unaudited financial statements.

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                             (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS

                                                            For the Three Months                 For the Six Months
                                                               Ended June 30,                      Ended June 30,
                                                         --------------------------          --------------------------
                                                           2000              2001              2000              2001
                                                         --------          --------          --------          --------
REVENUES                                                 $ 12,968          $ 15,976          $ 13,255          $ 16,362

COSTS AND EXPENSES:
  Costs of filmed entertainment                                --                --               287                --
  Distribution fees and expenses                            6,484             5,083             6,484             5,083
  Operating, general and administrative expenses            8,803            15,059            16,823            30,075
                                                         --------          --------          --------          --------
           Total costs and expenses                        15,287            20,142            23,594            35,158
                                                         --------          --------          --------          --------
OPERATING LOSS                                             (2,319)           (4,166)          (10,339)          (18,796)
                                                         --------          --------          --------          --------
INTEREST INCOME                                             2,400               264             3,935               431
                                                         --------          --------          --------          --------
NET INCOME (LOSS)                                        $     81          $ (3,902)         $ (6,404)         $(18,365)
                                                         ========          ========          ========          ========
ALLOCATION OF NET INCOME (LOSS):
  General partner                                        $      1          $    (39)         $    (64)         $   (184)
                                                         ========          ========          ========          ========
  Limited partners                                       $     80          $ (3,863)         $ (6,340)         $(18,181)
                                                         ========          ========          ========          ========
NET INCOME (LOSS) PER LIMITED
   PARTNERSHIP UNIT                                      $    .01          $   (.34)         $   (.56)         $  (1.62)
                                                         ========          ========          ========          ========
WEIGHTED AVERAGE NUMBER OF LIMITED
   PARTNERSHIP UNITS OUTSTANDING                           11,229            11,229            11,229            11,229
                                                         ========          ========          ========          ========

              The accompanying notes are an integral part of these
                         unaudited financial statements.

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                             (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS

                                                                            For the Six Months
                                                                               Ended June 30,
                                                                       ----------------------------
                                                                         2000               2001
                                                                       ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                             $  (6,404)         $ (18,365)
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
      Amortization of filmed entertainment costs                             287                 --
      Net change in assets and liabilities:
        Decrease (increase) in accounts receivable                        51,112             (4,180)
        Increase in accounts payable to affiliates                        17,745             23,575
        Decrease in accrued liabilities                                   (3,643)            (3,500)
                                                                       ---------          ---------
           Net cash provided by (used in) operating activities            59,097             (2,470)
                                                                       ---------          ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          59,097             (2,470)

CASH AND CASH EQUIVALENTS, beginning of period                           128,458             21,007
                                                                       ---------          ---------
CASH AND CASH EQUIVALENTS, end of period                               $ 187,555          $  18,537
                                                                       =========          =========
SUPPLEMENTAL NON-CASH DISCLOSURE
  Accrued distributions payable to partners                            $ 141,781          $      --
                                                                       =========          =========

              The accompanying notes are an integral part of these
                         unaudited financial statements.

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                             (A Limited Partnership)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

     This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Statements of Financial Position and Statements of Operations and Cash Flows in conformity with accounting principles generally accepted in the United States. However, in the opinion of management, this data includes all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Jones Programming Partners 2-A, Ltd. (the "Partnership") as of December 31, 2000 and June 30, 2001, its results of operations for the three and six month periods ended June 30, 2000 and 2001, and its cash flows for the six month periods ended June 30, 2000 and 2001. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

(2)  TRANSACTIONS WITH AFFILIATED ENTITIES

     Jones Entertainment Group, Ltd. (the "General Partner") is entitled to reimbursement from the Partnership for its direct and indirect expenses allocable to the operations of the Partnership, which shall include, but not be limited to, rent, supplies, telephone, travel, legal expenses, accounting expenses, preparation and distribution of reports to investors and salaries of any full or part-time employees. Because the indirect expenses incurred by the General Partner on behalf of the Partnership are immaterial, the General Partner generally does not charge indirect expenses to the Partnership. The General Partner charged $1,266 and $3,702 to the Partnership for direct expenses to the Partnership for the three months ended June 30, 2000 and 2001, respectively. For the six months ended June 30, 2000 and 2001, $4,976 and $10,535, respectively, of direct expenses were charged to the Partnership.

     The Partnership and Jones Documentary Film Corporation granted the General Partner the exclusive rights to distribute four one-hour programs for television, entitled "Charlton Heston Presents: The Bible" (the "Bible Programs"). To accomplish this, the General Partner, on its own behalf, and GoodTimes Home Video Corporation ("GoodTimes"), an unaffiliated entity directly involved in the specialty home video and international television distribution business, entered into an agreement to form J/G Distribution Company to distribute the Bible Programs. J/G Distribution Company was formed in June 1992 and is owned 50 percent by GoodTimes and 50 percent by the General Partner. The Partnership granted J/G Distribution Company the sole and exclusive right to exhibit and distribute, and to license others to exhibit and distribute, the Bible Programs in all markets, all languages, and all media in perpetuity; except for the CD-ROM version. J/G Distribution Company holds the copyright for the benefit of the Partnership (50 percent interest) and GoodTimes (50 percent interest). Once the Partnership is fully recouped, Agamemnon Films ("Agamemnon") begins to receive a portion of the revenue generated from the distribution of the Bible Programs, pursuant to the Jones/Agamemnon agreement. During 2000, Agamemnon began to participate in profit sharing from the distribution of the Bible Programs. J/G Distribution Company is currently distributing the Bible Programs in the retail home video market. As of June 30, 2001, gross sales made by J/G Distribution Company totaled $3,647,836, of which $1,823,918 has been retained by J/G Distribution Company for its fees and marketing costs, with the remaining $1,823,918 allocated to the Partnership, GoodTimes, and Agamemnon in accordance with the income sharing agreement. Additionally, $250,000 was received directly by the Partnership as its share of the initial license fee from A & E Television Networks ("A&E"). As of June 30, 2001, the Partnership had received $886,134 from J/G Distribution Company and $250,000 from A&E. The $10,893 balance was received by the Partnership in July 2001.

(3)  INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION

     "CHARLTON HESTON PRESENTS: THE BIBLE"

     The production costs of the Bible Programs were approximately $2,370,000, which included a $240,000 production and overhead fee paid to the General Partner. In return for agreeing to fund these production costs, the Partnership acquired all rights to the Bible Programs in all markets and in all media in perpetuity. The Partnership subsequently assigned half of its ownership of the Bible Programs to an unaffiliated party for an investment of $1,000,000 toward the production costs for the Bible Programs. After consideration of the reimbursement, the Partnership's total investment in the Bible Programs was $1,369,764. In June 1998, the Partnership fully amortized its net investment in this film. From inception to June 30, 2001, the Partnership has recognized $2,052,787 of revenue from this film, of which $905,760 was retained by the distributors of the film for their fees and marketing costs. Of the remaining $1,147,027, the Partnership received $1,136,134 as of June 30, 2001. The Partnership received the remaining $10,893 in July 2001.

     "THE WHIPPING BOY"

     "The Whipping Boy" is a two hour telefilm which premiered in the North American television market on The Disney Channel. The film's final cost was approximately $4,100,000. As of June 30, 2001, the Partnership had invested $2,661,487 in the film, which included a $468,000 production and overhead fee paid to the General Partner. The completed picture was delivered to The Disney Channel in the second quarter of 1994. From inception to June 30, 2001, the Partnership has recognized $2,277,930 of gross revenue from this film, of which $2,100,000 represents the initial license fee from The Disney Channel. Of the remaining $177,930, $8,497 has been retained by the distributors of the film for their fees and marketing costs and $169,433 has been received by the Partnership as of June 30, 2001. In December 2000, the Partnership, after consideration of approximately $1,744,000 in amortization and approximately $917,000 in write-downs, fully amortized its net investment in the film.

                      JONES PROGRAMMING PARTNERS 2-A, LTD.
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's principal sources of liquidity are cash on hand and amounts received from the domestic and international distribution of its programming. As of June 30, 2001, the Partnership had approximately $19,000 in cash. Cash used in operations for the six months ended June 30, 2001 was approximately $2,000. As of June 30, 2001, accounts payable to affiliates totaled approximately $25,000. The Partnership made a $10,000 payment towards this accounts payable liability in July 2001. The Partnership will not invest in any additional programming projects, but instead will focus on the distribution and/or sale of its two films.

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

The General Partner, on behalf of the Partnership, is pursuing the sale of the Partnership's assets. This activity is the principal focus of the Partnership. The General Partner will not purchase any assets of the Partnership. The General Partner cannot predict when or at what price the Partnership's interests in its programming ultimately will be sold, but has initiated sales efforts. The sale of the Partnership's assets will be subject to a vote of the limited partners. The films may be sold as a group or on an individual basis, in the judgement of the General Partner. The films could also be packaged with the films of an affiliated public limited partnership. Any direct costs incurred by the General Partner on behalf of the Partnership in soliciting and arranging for the sale, or sales, of the Partnership's assets will be charged to the Partnership. It is probable that the distributions of the proceeds from the sale or sales of the Partnership's programming projects, together with all prior distributions paid to the limited partners, will return to the limited partners less than 70% of their initial capital contributions to the Partnership. The Partnership has retained the services of a broker to assist in the sale of the Partnership's films. The broker was paid $5,500 for film evaluation services. Pursuant to the services agreement, the broker will also receive a 10% commission for arranging the sale, or sales, of the Partnership's films.

In May 1992, the General Partner, on behalf of the Partnership, entered into an agreement with Agamemnon with respect to the production of the Bible Programs. Pursuant to this agreement, Agamemnon does not participate in profit sharing until certain revenues to the General Partner and the Partnership from the distribution of the Bible Programs are first applied towards the Partnership's recoupment of its production investment, its share of production overages, and a production fee plus interest on the unrecouped investment. In 2000, the Partnership fully recouped the requisite amount and Agamemnon began to participate in profits from the distribution of the Bible Programs. The Partnership will therefore receive a decreased percentage of the net proceeds from the distribution of the Bible Programs.

The General Partner believes that the Partnership has sufficient liquidity to fund its operations and to meet its obligations through the remainder of the year, so long as distributions are suspended. Any cash flow from operating activities will be primarily generated from the Bible Programs. The General Partner does not anticipate cash flow from the films to increase significantly in the future. The lack of significant cash flow presently being generated by the Partnership's films may negatively affect the ultimate sales price of the films.

                              RESULTS OF OPERATIONS

Revenues of the Partnership increased $3,008, from $12,968 to $15,976 for the three months ended June 30, 2000 and 2001, respectively. Revenues of the Partnership increased $3,107, from $13,255 to $16,362 for the six months ended June 30, 2000 and 2001, respectively. These increases were primarily the result of an increase in royalty revenue received from the distribution of the Bible Programs for the three and six month periods ended June 30, 2001 as compared to the same periods in 2000.

The Partnership did not incur any filmed entertainment costs for the three month periods ending June 30, 2000 and 2001. Filmed entertainment costs decreased $287, from $287 to $0 for the six months ended June 30, 2000 and 2001, respectively. This decrease was the result of the Partnership's net investment in the "The Whipping Boy" becoming fully amortized in December 2000. Filmed entertainment costs are amortized over the life of the film in the ratio that current gross revenues bear to anticipated total gross revenues.

Distribution fees and expenses decreased $1,401, from $6,484 to $5,083 for the three and six month periods ended June 30, 2000 and 2001, respectively. The decrease was primarily the result of the elimination of recoverable distribution costs for the Bible Programs that occurred when the Partnership reached a recouped position in the film during 2000. Distribution fees and expenses generally relate to the compensation due and costs incurred by unaffiliated parties in selling the Partnership's programming in the domestic and international markets. The timing and amount of the distribution fees and expenses vary depending upon the individual market in which programming is distributed.

Operating, general and administrative expenses increased $6,256, from $8,803 to $15,059 for the three months ended June 30, 2000 and 2001, respectively. This increase was due primarily to an increase in accounting and tax preparation expenses combined with an increase in professional service expenses related to efforts to sell the Partnership's programming assets. Operating, general and administrative expenses increased $13,252, from $16,823 to $30,075 for the six months ended June 30, 2000 and 2001, respectively. This increase resulted primarily from an increase in accounting, tax preparation and investor relation expenses combined with an increase in legal and professional services expenses related to efforts to sell the Partnership's programming assets.

Interest income decreased $2,136, from $2,400 to $264 for the three months ended June 30, 2000 and 2001, respectively. Interest income decreased $3,504, from $3,935 to $431 for the six months ended June 30, 2000 and 2001, respectively. These decreases were primarily the result of lower levels of invested cash balances during the three and six month periods ended June 30, 2001 as compared to the same periods in 2000.

Limited Partners' net income (loss) per partnership unit changed $(.35), from $.01 to $(.34) for the three months ended June 30, 2000 and 2001, respectively. Limited Partners' net loss per partnership unit changed $(1.06), from $(.56) to $(1.62) for the six months ended June 30, 2000 and 2001, respectively. These changes were due to the results of operations as discussed above.

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


                                        JONES PROGRAMMING PARTNERS 2-A, LTD.

                                        BY: JONES ENTERTAINMENT GROUP, LTD.
                                            General Partner

                                        By: /s/ Timothy J. Burke
                                            ---------------------------------
                                            Timothy J. Burke
                                            Vice President


Dated: August 6, 2001