Form 10-Q
period 2001-09-30
JONES PROGRAMMING PARTNERS 2-A LTD
filed 2001-11-13
CIK 868610

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____to______

Commission File Number: 0-20944

JONES PROGRAMMING PARTNERS 2-A, LTD.

(Exact name of registrant as specified in charter)

Colorado	84-1088819
(State of organization)	(I.R.S. Employer Identification No.)

9697 E. Mineral Avenue, Englewood, Colorado 80112	(303) 792-3111
(Address of principal executive office)	(Registrant's telephone no, including area code)

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

Yes  ☒                                                   No  ☐

JONES PROGRAMMING PARTNERS 2-A, LTD.

(A Limited Partnership)

JONES PROGRAMMING PARTNERS 2-A, LTD.

UNAUDITED STATEMENTS OF FINANCIAL POSITION

	December 31,	September 30,

ASSETS

	2000	2001

CASH AND CASH EQUIVALENTS	$21,007	$9,494

ACCOUNTS RECEIVABLE	6,713	2,996

INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION, net of accumulated amortization of $4,031,252 and $4,031,252 as of December 31, 2000 and September 30, 2001, respectively (Note 3)	-	-

Total assets	$27,720	$12,490

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES:
Accounts payable to affiliates	$1,016	$24,071
Accrued liabilities	7,000	6,750

Total liabilities	8,016	30,821

PARTNERS' CAPITAL (DEFICIT):
General partner-
Contributed capital	1,000	1,000
Distributions	(36,103)	(36,103)
Accumulated deficit	(11,950)	(12,330)

Total general partner’s deficit	(47,053)	(47,433)

Limited partners -
Contributed capital, net of offering costs (11,229 units outstanding as of December 31, 2000 and September 30, 2001)	4,823,980	4,823,980
Distributions	(3,574,054)	(3,574,054)
Accumulated deficit	(1,183,169)	(1,220,824)

Total limited partners’ capital	66,757	29,102

Total partners’ capital (deficit)	19,704	(18,331)

Total liabilities and partners' capital (deficit)	$27,720	$12,490

The accompanying notes are an integral part of these unaudited financial statements.

JONES PROGRAMMING PARTNERS 2-A, LTD.

UNAUDITED STATEMENTS OF OPERATIONS

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2000	2001	2000	2001

REVENUES	$4,326	$4,394	$17,581	$20,756

COSTS AND EXPENSES:
Costs of filmed entertainment	62	-	349	-
Distribution fees and expenses	2,132	1,398	8,616	6,481
Operating, general and administrative expenses	10,754	22,819	27,577	52,894

Total costs and expenses	12,948	24,217	36,542	59,375

OPERATING LOSS	(8,622)	(19,823)	(18,961)	(38,619)

INTEREST INCOME	2,240	153	6,175	584

NET LOSS	$(6,382)	$(19,670)	$(12,786)	$(38,035)

ALLOCATION OF NET LOSS:
General partner	$(64)	$(197)	$(128)	$(380)

Limited partners	$(6,318)	$(19,473)	$(12,658)	$(37,655)
NET LOSS PER LIMITED PARTNERSHIP UNIT	$(.56)	$(1.73)	$(1.13)	$(3.35)
WEIGHTED AVERAGE NUMBER OF LIMITED PARTNERSHIP UNITS OUTSTANDING	11,229	11,229	11,229	11,229

The accompanying notes are an integral part of these unaudited financial statements.

JONES PROGRAMMING PARTNERS 2-A, LTD.

UNAUDITED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,

	2000	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,786)	$(38,035)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of filmed entertainment costs	349	-
Net change in assets and liabilities:
Decrease in accounts receivable	48,980	3,717
Increase in accounts payable to affiliates	2,013	23,055
Decrease in accrued liabilities	(1,718)	(250)

Net cash provided by (used in) operating activities	36,838	(11,513)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(141,781)	-

Net cash used in financing activities	(141,781)	-

DECREASE IN CASH AND CASH EQUIVALENTS	(104,943)	(11,513)

CASH AND CASH EQUIVALENTS, beginning of period	128,458	21,007

CASH AND CASH EQUIVALENTS, end of period	$23,515	$9,494

The accompanying notes are an integral part of these unaudited financial statement.

JONES PROGRAMMING PARTNERS 2-A, LTD.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1)           BASIS OF PRESENTATION

This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Statements of Financial Position and Statements of Operations and Cash Flows in conformity with accounting principles generally accepted in the United States.  However, in the opinion of management, this data includes all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Jones Programming Partners 2-A, Ltd. (the "Partnership") as of December 31, 2000 and September 30, 2001, its results of operations for the three and nine months ended September 30, 2000 and 2001, and its cash flows for the nine months ended September 30, 2000 and 2001.  Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

(2)           TRANSACTIONS WITH AFFILIATED ENTITIES

Jones Entertainment Group, Ltd. (the “General Partner”) is entitled to reimbursement from the Partnership for its direct and indirect expenses allocable to the operations of the Partnership, which shall include, but not be limited to, rent, supplies, telephone, travel, legal expenses, accounting expenses, preparation and distribution of reports to investors and salaries of any full or part-time employees.  Because the indirect expenses incurred by the General Partner on behalf of the Partnership are immaterial, the General Partner generally does not charge indirect expenses to the Partnership. The General Partner charged $1,668 and $7,160 to the Partnership for direct expenses for the three months ended September 30, 2000 and 2001, respectively.  For the nine months ended September 30, 2000 and 2001, $6,644 and $17,695, respectively, of direct expenses were charged to the Partnership.

The Partnership and Jones Documentary Film Corporation granted the General Partner the exclusive rights to distribute four one-hour programs for television, entitled “Charlton Heston Presents: The Bible” (the “Bible Programs”).  To accomplish this, the General Partner, on its own behalf, and GoodTimes Home Video Corporation (“GoodTimes”), an unaffiliated entity directly involved in the specialty home video and international television distribution business, entered into an agreement to form J/G Distribution Company to distribute the Bible Programs.  J/G Distribution Company was formed in June 1992 and is owned 50 percent by GoodTimes and 50 percent by the General Partner. The Partnership granted J/G Distribution Company the sole and exclusive right to exhibit and distribute, and to license others to exhibit and distribute, the Bible Programs in all markets, all languages, and all media in perpetuity; except for the CD-ROM version.  J/G Distribution Company holds the copyright for the benefit of the Partnership (50 percent interest) and GoodTimes (50 percent interest). Once the Partnership is fully recouped, Agamemnon Films (“Agamemnon”) begins to receive a portion of the revenue generated from the distribution of the Bible Programs, pursuant to the Jones/Agamemnon agreement. During 2000, Agamemnon began to participate in profit sharing from the distribution of the Bible Programs.  J/G Distribution Company is currently distributing the Bible Programs in the retail home video market.  As of September 30, 2001, gross sales made by J/G Distribution Company totaled $3,663,815, of which $1,831,907 has been retained by J/G Distribution Company for its fees and marketing costs, with the remaining $1,831,908 allocated to the Partnership, GoodTimes, and Agamemnon in accordance with the income sharing agreement.  Additionally, $250,000 was received directly by the Partnership as its share of the initial license fee from A & E Television Networks (“A&E”).  As of September 30, 2001, the Partnership had received $897,027 from J/G Distribution Company and $250,000 from A&E.  The outstanding balance of $2,996 was received by the Partnership in October 2001.

(3)           INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION

"Charlton Heston Presents: The Bible"

The production costs of the Bible Programs were approximately $2,370,000, which included a $240,000 production and overhead fee paid to the General Partner.  In return for agreeing to fund these production costs, the Partnership acquired all rights to the Bible Programs in all markets and in all media in perpetuity.  The Partnership subsequently assigned half of its ownership of the Bible Programs to an unaffiliated party for an investment of $1,000,000 toward the production costs for the Bible Programs.  After consideration of the reimbursement, the Partnership's total investment in the Bible Programs was $1,369,764.  In June 1998, the Partnership fully amortized its net investment in this film.  From inception to September 30, 2001, the Partnership has recognized $2,057,181 of revenue from this film, of which $907,158 was retained by the distributors of the film for their fees and marketing costs.  Of the remaining $1,150,023, the Partnership received $1,147,027 as of September 30, 2001.  The Partnership received the remaining $2,996 in October 2001.

                "The Whipping Boy"

The total cost of this film was approximately $4,100,000.  As of September 30, 2001, the Partnership had invested $2,661,487 in the film, which included a $468,000 production and overhead fee paid to the General Partner.  From inception to September 30, 2001, the Partnership has recognized $2,277,930 of gross revenue from this film, of which $2,100,000 represents the initial license fee from The Disney Channel.  Of the remaining $177,930, $8,497 has been retained by the distributors of the film for their fees and marketing costs and $169,433 has been received by the Partnership as of September 30, 2001.  The Partnership’s net investment in this film was fully amoritized in December 2000, after consideration of approximately $1,744,000 in amortization and approximately $917,000 in write-downs.

JONES PROGRAMMING PARTNERS 2-A, LTD.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Liquidity and Capital Resources

The Partnership's principal sources of liquidity are cash on hand and amounts received from the domestic and international distribution of its programming.  As of September 30, 2001, the Partnership had approximately $9,500 in cash.  Cash used in operations for the nine months ended September 30, 2001 was approximately $11,500.  The Partnership will not invest in any additional programming projects, but instead will focus on the distribution and/or sale of its two films.

Regular quarterly distributions were suspended beginning with the quarter ended September 30, 1998. However, a distribution of $141,781 was declared for the three months ended March 31, 1999, and was paid in May 1999.  A distribution of $141,781 was declared for the three months ended June 30, 2000 and was paid in August 2000.  It is anticipated that future distributions, if any, will only be made once proceeds are received from the sale, or sales, of the Partnership’s assets.  There is no assurance regarding any future distributions.

The General Partner, on behalf of the Partnership, is pursuing the sale of the Partnership’s assets. This activity is the principal focus of the Partnership.  The General Partner will not purchase any assets of the Partnership.  The General Partner cannot predict when or at what price the Partnership’s interests in its programming ultimately will be sold, but has initiated sales efforts. The sale of the Partnership’s assets will be subject to a vote of the limited partners.  The films may be sold as a group or on an individual basis, in the judgement of the General Partner.  The films could also be packaged with the films of an affiliated public limited partnership.  Any direct costs incurred by the General Partner on behalf of the Partnership in soliciting and arranging for the sale, or sales, of the Partnership’s assets will be charged to the Partnership. It is probable that the distributions of the proceeds from the sale or sales of the Partnership’s programming projects, together with all prior distributions paid to the limited partners, will return to the limited partners less than 70% of their initial capital contributions to the Partnership.  The Partnership has retained the services of a broker to assist in the sale of the Partnership’s films.  To date, the broker has been paid $6,143 for film evaluation services and expenses. Pursuant to the services agreement, the broker will also receive a 10% commission for arranging the sale, or sales, of the Partnership’s films.

In May 1992, the General Partner, on behalf of the Partnership, entered into an agreement with Agamemnon with respect to the production of the Bible Programs.  Pursuant to this agreement, Agamemnon does not participate in profit sharing until certain revenues to the General Partner and the Partnership from the distribution of the Bible Programs are first applied towards the Partnership’s recoupment of its production investment, its share of production overages, and a production fee plus interest on the unrecouped investment.  In 2000, the Partnership fully recouped the requisite amount and Agamemnon began to participate in profits from the distribution of the Bible Programs.  The Partnership will therefore receive a decreased percentage of the net proceeds from the distribution of the Bible Programs.

Revenues currently being generated by the Partnership’s films are insufficient to fund the Partnership’s operations.  If revenues continue to be inadequate, the Partnership will have to rely on the General Partner to fund its operations.  However, the General Partner is under no obligation to fund the operations of the Partnership, and on a quarterly basis, will evaluate whether to provide funding to the Partnership.  Any cash flow from operating activities will be primarily generated from the Bible Programs.  The General Partner does not anticipate cash flow from the films to increase significantly in the future.  The lack of significant cash flow presently being generated by the Partnership’s films may negatively affect the ultimate sales price of the films.

RESULTS OF OPERATIONS

For the three months ended September 30, 2001, revenues from the Bible Programs and “The Whipping Boy” were $4,394 and $0, respectively.  Revenues of the Partnership increased $68, from $4,326 to $4,394 for the three months ended September 30, 2000 and 2001, respectively.  Revenues of the Partnership increased $3,175, from $17,581 to $20,756 for the nine months ended September 30, 2000 and 2001, respectively.  These increases were primarily the result of an increase in royalty revenue received from the distribution of the Bible Programs for the three and nine month periods ended September 30, 2001 as compared to the same periods in 2000.

Filmed entertainment costs decreased $62, from $62 to $0 for three months ended September 30, 2000 and 2001, respectfully.  Filmed entertainment costs decreased $349, from $349 to $0 for the nine months ended September 30, 2000 and 2001, respectively.  These decreases were the result of the Partnership’s net investment in the “The Whipping Boy” becoming fully amortized in December 2000.  Filmed entertainment costs are amortized over the life of the film in the ratio that current gross revenues bear to anticipated total gross revenues.

Distribution fees and expenses decreased $734, from $2,132 to $1,398 for the three months ended September 30, 2000 and 2001, respectively.  Distribution fees and expenses decreased $2,135, from $8,616 to $6,481 for the nine months ended September 30, 2000 and 2001, respectively.  These decreases were the result of a decrease in distribution costs for the Bible Programs.  Distribution fees and expenses generally relate to the compensation due and costs incurred by unaffiliated parties in selling the Partnership’s programming in the domestic and international markets.  The timing and amount of the distribution fees and expenses vary depending upon the individual market in which programming is distributed.

Operating, general and administrative expenses increased $12,065, from $10,754 to $22,819 for the three months ended September 30, 2000 and 2001, respectively.  Operating, general and administrative expenses increased $25,317, from $27,577 to $52,894 for the nine months ended September 30, 2000 and 2001, respectively.  These increases were primarily the result of an increase in legal and professional service expenses related to efforts to sell the Partnership’s programming assets and the preparation of proxy materials.

Interest income decreased $2,087, from $2,240 to $153 for the three months ended September 30, 2000 and 2001, respectively.  Interest income decreased $5,591, from $6,175 to $584 for the nine months ended September 30, 2000 and 2001, respectively.  These decreases were the result of lower levels of invested cash balances and lower interest rates during the three and nine month periods ended September 30, 2001 as compared to the same periods in 2000.

Limited Partners’ net loss per partnership unit increased $(1.17), from $(.56) to $(1.73) for the three months ended September 30, 2000 and 2001, respectively.  Limited Partners’ net loss per partnership unit increased $(2.22), from $(1.13) to $(3.35) for the nine months ended September 30, 2000 and 2001, respectively.  These changes were due to the results of operations as discussed above.

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
Timothy J. Burke
Vice President

Dated:  November 1, 2001