Form 10-K405
period 2001-12-31
JONES PROGRAMMING PARTNERS 2-A LTD
filed 2002-03-29
CIK 868610

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                      to

Commission file number:  0-20944

JONES PROGRAMMING PARTNERS 2-A, LTD.

(Exact name of registrant as specified in its charter)

Colorado	84-1088819
(State of Organization)	(IRS Employer Identification No.)

9697 East Mineral Avenue, Englewood, Colorado 80112	(303) 792-3111
(Address of principal executive office and Zip Code)	(Registrant’s telephone no. including area code)

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

                                                Yes     ☒                                                                                                                                No       ☐

Aggregate market value of the voting stock held by non-affiliates of the registrant:  N/A

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Information contained in this Form 10-K Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical facts, included in this Form 10-K Report that address activities, events or developments that the General Partner or the Partnership expects, believes or anticipates will or may occur in the future are forward-looking statements.  These forward-looking statements are based upon certain assumptions and are subject to a number of risks and uncertainties.  Actual results could differ materially from the results predicted by these forward-looking statements.

PART I.

ITEM 1.  BUSINESS

Jones Programming Partners 2-A, Ltd. (the “Partnership”) is a Colorado limited partnership that was formed in March 1992 pursuant to the public offering of limited partnership interests in the Jones Programming Partners Limited Partnership Program.  Jones Entertainment Group, Ltd. is the general partner of the Partnership (the “General Partner”).  The Partnership was formed to acquire, develop, produce and distribute original programming to be owned by the Partnership.  All the Partnership’s films are subject to a variety of license agreements for various markets.  The General Partner charges the Partnership for direct costs incurred on the Partnership’s behalf.  See further discussion of such costs charged to the Partnership by the General Partner in  Item 8, Financial Statements, Note 5.  During 2001, the Partnership had two programming properties: “Charlton Heston Presents: The Bible” and “The Whipping Boy.”  It is not anticipated that the Partnership will invest in any additional programming, but instead will focus on the sale of its existing programming projects.  Following is a description of these programming projects.

Charlton Heston Presents: The Bible

In May 1992, the General Partner, on behalf of the Partnership, entered into an agreement with Agamemnon Films, an unaffiliated party, to produce four one-hour programs for television, entitled “Charlton Heston Presents: The Bible” (the “Bible Programs”).  The production costs of the Bible Programs were approximately $2,370,000, which included a $240,000 production and overhead fee paid to the General Partner.  In return for agreeing to fund these production costs, the Partnership acquired all rights to the Bible Programs in all markets and in all media in perpetuity.  The Partnership subsequently assigned half of its ownership of the Bible Programs to GoodTimes, an unaffiliated party, for an investment of $1,000,000 toward the production costs for the Bible Programs.  After consideration of the reimbursement, the Partnership’s total investment in the Bible Programs was $1,369,764.

In June 1992, GoodTimes and the General Partner, on its own behalf, formed J/G Distribution to distribute the Bible Programs.  J/G Distribution has the sole and exclusive right to exhibit and distribute, and to license others to exhibit and distribute, the Bible Programs in all markets, all languages, and all media in perpetuity, excluding the CD-ROM version. In consideration for the reimbursement of funds paid by GoodTimes to develop and market the CD-ROM version of the Bible Programs, the right to the CD-ROM media was transferred to an affiliate of the General Partner.  The Partnership and GoodTimes have an equal interest in the copyright of the Bible Programs.  This copyright is currently held by J/G Distribution.  J/G Distribution is entitled to receive a distribution fee of 40 percent of gross revenues from all markets and is entitled to reimbursement of distribution costs not to exceed 10 percent of gross revenues.  As calculated from gross revenues, the General Partner and GoodTimes share all distribution fees and other non-personnel costs equally and are entitled to certain personnel cost reimbursements.  Prior to the second quarter of 2000, the Partnership was entitled to 50 percent of the net revenues received by J/G Distribution.  During such quarter, the Partnership and the General Partner fully recouped their respective costs under the agreement with Agamemnon resulting in a change in future revenue sharing allocations.  Net revenues are now allocated 25 percent to GoodTimes, with the Partnership, the General Partner and Agamemnon sharing 75 percent in accordance with the income pooling arrangement as described below.

Under the income pooling arrangement, amounts paid to Agamemnon and the Partnership, along with the General Partner’s distribution fees received through J/G Distribution, are pooled (the “Income Pool”).  Agamemnon receives an amount equal to 50 percent of the Income Pool, the General Partner receives one-half of the distribution fees received through J/G Distribution and the Partnership receives the balance of the Income Pool.

In June 1992, J/G Distribution entered into a license agreement with GoodTimes, granting GoodTimes the distribution rights for the United States and Canadian home video, audio, and book rights to the Bible Programs.  This agreement expires on March 31, 2009.  In general, all international rights are available with the exception of certain rights in Spain and Benelux.

From inception to December 31, 2001, the Partnership has recognized $2,060,827 of revenue from this film, of which $908,318 was retained by the distributors of the film for their fees and marketing costs. The remaining $1,152,509 was received by the Partnership as of December 31, 2001.  In June 1998, the Partnership fully amortized its net investment in this film.

The Whipping Boy

In August 1993, the Partnership acquired the rights to the Newbury Award–winning book, “The Whipping Boy.”  “The Whipping Boy” was produced as a two-hour telefilm which premiered in the North American television market on The Disney Channel. The film was co-produced by the General Partner and Gemini Films, a German company.  The film’s final cost was approximately $4,100,000.  The Partnership invested $2,661,487 in the film, which included a $468,000 production and overhead fee paid to the General Partner.

                The Partnership was responsible for approximately one-half of the production costs, with the balance of the production budget funded by Gemini Films and other co-production partners and/or territorial advances from the film’s international distributors.  Pursuant to the co-production agreement, Gemini Films has, in perpetuity, the copyright and all exploitation rights to the film in German language territories (Germany, Austria, German-speaking Switzerland and German-speaking Luxembourg).  The Partnership owns the worldwide copyright, excluding German language territories, and has all exploitation rights in all media in North America (the United States and Canada).  From the film’s North American revenues, the Partnership is first entitled to recover its investment plus interest.  Thereafter, the Partnership receives 90 percent of all North American revenues and Gemini Films receives 10 percent of such revenues.

Disney has an exclusive license to telecast the film on all satellite feeds to subscribers of Disney’s programming in the United States.  The agreement granted Disney two exclusive telecast periods, to take place during a ten year period.  The first telecast period expired in July 1998 and the second telecast period expires in September 2004.  Disney has the right of first negotiation to license the film for domestic television.

In exchange for its contribution to the production budget, the French production partner was granted all French language rights, excluding North America, in all media for a period of ten years, expiring on June 30, 2004.  It was also granted the exclusive right of first negotiation to extend the license period for the French territory on terms acceptable to the General Partner and Gemini Films.  If it does not present an acceptable offer by 120 days prior to the expiration of the license period, all rights revert to the other production partners.

With respect to international revenues, after Gemini Films recoups its investment in the film’s production budget and any funded overages and interest, the Partnership will receive 20 percent of net international revenues and Gemini Films will receive 80 percent.  Such recoupment has not occurred as of December 31, 2001.

Canal Plus Distribution is the film’s international distributor. Canal Plus Distribution earns a distribution fees of 15 percent of the film’s gross receipts outside of North America, and is reimbursed for its expenses, capped at 10 percent (excluding dubbing costs).

From inception to December 31, 2001, the Partnership has recognized $2,277,930 of revenue from this film, of which $2,100,000 represents the initial license fee from The Disney Channel that was used to finance the film’s production.  Of the remaining $177,930, $8,497 was retained by the distributors of the film for their fees and marketing costs and $169,433 was received by the Partnership as of December 31, 2001.

The General Partner has periodically assessed the anticipated gross revenues remaining from the distribution of “The Whipping Boy” to determine if the Partnership’s net investment in the film exceeded the film’s net realizable value.  When it has been determined that the Partnership’s net investment in the film exceeded the film’s net realizable value, the investment has been written down to its estimated value. From inception through December 31, 1998, approximately  $770,000 in write-downs were recorded by the Partnership for “The Whipping Boy.”  Write-downs of approximately $140,000 and $7,000 were recorded for the year ended December 31, 1999 and 2000, respectively. The Partnership’s net investment in this film was fully amortized in December 2000, after consideration of the approximately $917,000 in write-downs and approximately $1,744,000 in amortization.

Current Status of Sales Efforts

The General Partner, on behalf of the Partnership, is pursuing the sale of the Partnership’s assets.  The Partnership has obtained the services of a broker to assist in the sale of the Partnership’s films.  Pursuant to the services agreement, the broker will receive a 10 percent commission for arranging the sale, or sales, of the Partnership’s films.

The General Partner, with the assistance of the broker, has reached tentative agreements to sell the Partnership’s programming assets to unaffiliated parties.  Until the agreements are finalized and the sales are closed, there is no assurance that the transactions will be completed as described below, or completed at all.

The Partnership has tentatively agreed to sell all of its rights in the Bible Programs to GoodTimes.  As consideration for selling all of its rights in the Bible Programs (including those of the General Partner), the Partnership would potentially receive $150,000.  If the sales agreement is finalized, of which there is no assurance, it is anticipated that this transaction will be completed in the second quarter 2002.

The Partnership has tentatively agreed to sell all of its rights in “The Whipping Boy” to a film distributor.  As consideration for selling all of it rights in “The Whipping Boy,” the Partnership would receive $50,000.  If this sales agreement is finalized, of which there is no assurance, it is anticipated that the transaction will be completed in the second quarter of 2002.  It is anticipated 25 percent of the sales proceeds will be escrowed until the end of November 2002.

ITEM 2.  PROPERTIES

See Item 1.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 21, 2001, the Partnership held a Special Meeting of limited partners.  A single proposal was presented to the limited partners for their approval and was passed.

The limited partners approved the sale of the Partnership’s assets, followed by dissolution of the Partnership.

The voting results were as follows:

	Limited Partnership Interests	Percent
For:	5,829	52.28%
Against:	52.47%
Abstained:	115	1.03%
Total Voted:	5,996	53.78%

PART II.

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON STOCK

AND RELATED SECURITY HOLDER MATTERS

While the Partnership is publicly held, there is no public market for the limited partnership interests and it is not expected that such a market will develop in the future.  As of March 20, 2002, the number of equity security holders in the Partnership was 658.

ITEM 6. SELECTED FINANCIAL DATA

	For the Years Ended December 31,
	1997	1998	1999	2000	2001
Gross revenues	$215,834	$292,569	$240,736	$28,447	$24,402
Costs of filmed entertainment	199,899	19,829	2,117	1,161	—
Distribution fees and expenses	92,702	146,077	80,037	11,957	7,641
Write-down of film production cost	—	194,907	140,000	6,722	—
Operating, general and administrative expenses	78,965	30,720	27,549	32,082	79,222
Operating loss	(155,732)	(98,964)	(8,967)	(23,475)	(62,461)
Net loss	(118,640)	(82,162)	(5,322)	(16,939)	(61,830)
Net loss per limited partnership unit	(10.46)	(7.24)	(.47)	(1.49)	(5.45)
Weighted average number of limited partnership units outstanding	11,229	11,229	11,229	11,229	11,229
General partner’s deficit	(40,337)	(43,995)	(45,466)	(47,053)	(47,671)
Limited partners’ capital	731,588	369,522	223,890	66,757	5,545
Total assets	965,564	340,863	187,453	27,720	15,023
General partner advances	8,622	7,511	836	1,016	46,020

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Partnership’s financial condition and results of operations contains, in addition to historical information, forward-looking statements that are based upon certain assumptions and are subject to a number of risks and uncertainties.  The Partnership’s actual results may differ significantly from the results predicted in such forward-looking statements.

Results of Operations

2001 Compared to 2000

For the year ended December 31, 2001, revenues from the Bible Programs and “The Whipping Boy” were $24,016 and $386, respectively.  Revenues of the Partnership decreased $4,045, from $28,447 in 2000 to $24,402 in 2001.  This decrease in revenues was primarily the result of a decrease in home video and other royalty revenue from the Bible Programs.  In addition, revenues from “The Whipping Boy” decreased in 2001, as compared to 2000.

Filmed entertainment costs decreased $1,161, from $1,161 in 2000 to $0 in 2001. This decrease was the result of the Partnership’s net investment in “The Whipping Boy” becoming fully amortized in December 2000.  Filmed entertainment costs are amortized over the life of each film in the ratio that current gross revenues bear to anticipated total gross revenues.

Distribution fees and expenses decreased $4,316, from $11,957 in 2000 to $7,641 in 2001.  This decrease was the result of a decrease in distribution expenses for the Bible Programs, which are governed by the Partnership’s distribution agreement with J/G Distribution Company.  Distribution fees and expenses generally relate to the compensation due and costs incurred by various parties in selling the Partnership’s programming in the domestic and international markets.  The timing and amount of distribution fees and expenses vary depending upon the individual market in which programming is distributed.

Operating, general and administrative expenses increased $47,140, from $32,082 in 2000 to $79,222 in 2001.  This increase was primarily the result of an increase in legal, accounting and professional service expenses related to efforts to sell the Partnership’s programming assets and the preparation and processing of proxy materials.

Interest income decreased $5,905, from $6,536 in 2000 to $631 in 2001.   This decrease was primarily the result of significantly lower levels of invested cash balances during 2001, as compared to 2000.  In addition, lower interest rates effected interest income during 2001, as compared to 2000.

Limited Partners’ net loss per partnership unit increased $(3.96), from $(1.49) in 2000 to $(5.45) in 2001.  This change was due to the results of operations as discussed above.

2000 Compared to 1999

For the year ended December 31, 2000, revenues from the Bible Programs and “The Whipping Boy” were $27,285 and $1,162, respectively.  Revenues of the Partnership decreased $212,289, from $240,736 in 1999 to $28,447 in 2000.  This decrease in revenues was primarily the result of a significant decrease in home video and other sales of the “Bible Programs.”  Also, revenues from “The Whipping Boy” decreased in 2000, as compared to 1999.

Filmed entertainment costs decreased $956, from $2,117 in 1999 to $1,161 in 2000. This decrease corresponds to the decrease in revenues from “The Whipping Boy” in 2000 compared to 1999.  Filmed entertainment costs are amortized over the life of each film in the ratio that current gross revenues bear to anticipated total gross revenues.

Distribution fees and expenses decreased $68,080, from $80,037 in 1999 to $11,957 in 2000.  This decrease was the result of decreased home video sales of the “Bible Programs” under the Partnership’s distribution agreement with J/G Distribution Company, which is owned 50 percent by the General Partner and 50 percent by GoodTimes Home Video Corporation.  Distribution fees and expenses relate to the compensation due and costs incurred by various parties in selling the Partnership’s programming in the domestic and international markets.  The timing and amount of distribution fees and expenses vary depending upon the individual market in which programming is distributed.

Loss on write-down of film production was $140,000 in 1999, and an additional $6,722 was written down in 2000.  The loss on write-down of film production in 2000 was the result of a full write-down of the Partnerships’ net investment in “The Whipping Boy.”

Operating, general and administrative expenses increased $4,533, from $27,549 in 1999 to $32,082 in 2000.  This increase was primarily the result of an increase in legal expenses related to the potential sale of the Partnership’s assets during 2000 compared to 1999.

Interest income increased $2,953, from $3,583 in 1999 to $6,536 in 2000.   This increase was the result of higher interest rates and higher average levels of invested cash balances during 2000 compared to 1999.

Limited Partners’ net loss per partnership unit increased $(1.02), from $(.47) in 1999 to $(1.49) in 2000.  This change was due to the results of operations as discussed above.

Financial Condition

Liquidity and Capital Resources

The Partnership’s principal sources of liquidity are cash on hand and amounts received from the domestic and international distribution of its programming.  As of December 31, 2001, the Partnership had approximately $15,000 in cash.  Cash used in operations for the year ended December 31, 2001 was approximately $6,000.  In addition to the cash used in operations, the General Partner paid approximately $45,000 of expenses on behalf of the

Partnership.  This brought the accounts payable to affiliates balance to approximately $46,000 as of December 31, 2001.   The Partnership will not invest in any additional programming projects, but instead will focus on the sale of its two films.

It is anticipated that future distributions, if any, will only be made from proceeds received from the sale, or sales of the Partnership’s assets.  There is no assurance regarding the timing or amount of future distributions.  The General Partner will be reimbursed for all amounts advanced to the Partnership before any distribution is made to the limited partners.  As of December 31, 2001, such advances totaled approximately $46,000.

The sale of the Partnership’s assets was approved by a vote of the limited partners on December 21, 2001.  Any direct costs incurred by the General Partner on behalf of the Partnership in soliciting and arranging for the sale, or sales, of the Partnership’s assets will be charged to the Partnership. The General Partner believes that the distribution of the proceeds from the sales of the Partnership’s assets, if any, together with all prior distributions paid to the limited partners, will return to the limited partners less than 70 percent of their initial capital contributions to the Partnership.  The Partnership has retained the services of a broker to assist in the sale of the Partnership’s films.  To date, the broker has been paid $6,143 for film evaluation services and expenses.  Pursuant to the services agreement, the broker will also receive a 10 percent commission for arranging the sale, or sales, of the Partnership’s films.

Revenues currently being generated by the Partnership’s films are insufficient to fund the Partnership’s operations.  The Partnership will have to rely on the General Partner to fund its operations.  However, the General Partner is under no obligation to fund the operations of the Partnership, and on a quarterly basis, will evaluate whether to provide funding to the Partnership.  The General Partner does not anticipate cash flow from the films to increase significantly.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK.

The Partnership does not hold any financial instruments which present significant interest or market risk.

ITEM 8. FINANCIAL STATEMENTS

JONES PROGRAMMING PARTNERS 2-A, LTD.

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2000 AND 2001

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Jones Programming Partners 2-A, Ltd.:

We have audited the accompanying statements of financial position of Jones Programming Partners 2-A, Ltd. (a Colorado limited partnership) as of December 31, 2000 and 2001, and the related statements of operations, partners’ capital (deficit) and cash flows for the three years ended December 31, 2001.  These financial statements are the responsibility of the General Partner’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jones Programming Partners 2-A, Ltd. as of December 31, 2000 and 2001, and the results of its operations and its cash flows for the three years ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ARTHUR ANDERSEN LLP

Denver, Colorado,
March 20, 2002.

JONES PROGRAMMING PARTNERS 2-A, LTD.

(A Limited Partnership)

STATEMENTS OF FINANCIAL POSITION

	December 31
	2000	2001
ASSETS
CASH AND CASH EQUIVALENTS	$21,007	$15,023

ACCOUNTS RECEIVABLE	6,713	—

INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION, net of accumulated amortization of $4,031,252 and $4,031,252 as of December 31, 2000 and 2001, respectively	—	—

Total assets	$27,720	$15,023

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

LIABILITIES:
Accounts payable to affiliates	$1,016	$46,020
Accrued liabilities	7,000	11,129

Total liabilities	8,016	57,149

PARTNERS’ CAPITAL (DEFICIT):
General partner -
Contributed capital	1,000	1,000
Distributions	(36,103)	(36,103)
Accumulated deficit	(11,950)	(12,568)

Total general partner’s deficit	(47,053)	(47,671)

Limited partners —
Net contributed capital (11,229 units outstanding as of December 31, 2000 and 2001)	4,823,980	4,823,980
Distributions	(3,574,054)	(3,574,054)
Accumulated deficit	(1,183,169)	(1,244,381)

Total limited partners’ capital	66,757	5,545

Total partners’ capital (deficit)	19,704	(42,126)

Total liabilities and partners’ capital (deficit)	$27,720	$15,023

The accompanying notes are an integral part of these financial statements.

JONES PROGRAMMING PARTNERS 2-A, LTD.

(A Limited Partnership)

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	1999	2000	2001
REVENUES	$240,736	$28,447	$24,402

COSTS AND EXPENSES:
Costs of filmed entertainment	2,117	1,161	—
Distribution fees and expenses	80,037	11,957	7,641
Write-down of film production cost	140,000	6,722	—
Operating, general and administrative expenses	27,549	32,082	79,222

Total costs and expenses	249,703	51,922	86,863

OPERATING LOSS	(8,967)	(23,475)	(62,461)

OTHER INCOME:
Interest income	3,583	6,536	631
Other income	62	—	—

Total other income	3,645	6,536	631

NET LOSS	$(5,322)	$(16,939)	$(61,830)

ALLOCATION OF NET LOSS:
General partner	$(53)	$(169)	$(618)

Limited partners	$(5,269)	$(16,770)	$(61,212)

NET LOSS PER LIMITED PARTNERSHIP UNIT	$(.47)	$(1.49)	$(5.45)

WEIGHTED AVERAGE NUMBER OF LIMITED PARTNERSHIP UNITS OUTSTANDING	11,229	11,229	11,229

The accompanying notes are an integral part of these financial statements.

JONES PROGRAMMING PARTNERS 2-A, LTD.

(A Limited Partnership)

STATEMENTS OF PARTNERS’ CAPITAL (DEFICIT)

	For the Years Ended December 31,
	1999	2000	2001
GENERAL PARTNER:
Balance, beginning of period	$(43,995)	$(45,466)	$(47,053)
Distributions	(1,418)	(1,418)	—
Net loss	(53)	(169)	(618)

Balance, end of period	$(45,466)	$(47,053)	$(47,671)

LIMITED PARTNERS:
Balance, beginning of period	$369,522	$223,890	$66,757
Distributions	(140,363)	(140,363)	—
Net loss	(5,269)	(16,770)	(61,212)

Balance, end of period	$223,890	$66,757	$5,545

TOTAL PARTNERS’ CAPITAL (DEFICIT)	$178,424	$19,704	$(42,126)

The accompanying notes are an integral part of these financial statements.

JONES PROGRAMMING PARTNERS 2-A, LTD.

(A Limited Partnership)

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	1999	2000	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,322)	$(16,939)	$(61,830)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of filmed entertainment costs	2,117	1,161	—
Write-down of film production cost	140,000	6,722	—
Net change is assets and liabilities—
Decrease in accounts receivable	11,476	44,399	6,713
Increase (decrease) in accrued liabilities	368	(1,193)	4,129
Increase (decrease) in accounts payable to affiliates	(6,675)	180	45,004

Net cash provided by (used in) operating activities	141,964	34,330	(5,984)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(141,781)	(141,781)	—

Net cash used in financing activities	(141,781)	(141,781)	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$183	$(107,451)	$(5,984)

CASH AND CASH EQUIVALENTS, beginning of period	128,275	128,458	21,007

CASH AND CASH EQUIVALENTS, end of period	$128,458	$21,007	$15,023

The accompanying notes are an integral part of these financial statements.

JONES PROGRAMMING PARTNERS 2-A, LTD.

(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

(1)           ORGANIZATION AND BUSINESS

In March 1992, Jones Programming Partners 2-A, Ltd. (the “Partnership”), was formed as a limited partnership pursuant to the laws of the State of Colorado to engage in the acquisition, development, production, licensing and distribution of original entertainment programming.  Jones Entertainment Group, Ltd. is the “General Partner” of the Partnership.

(2)           LIQUIDITY

The Partnership has experienced recurring losses from operations and is currently in a deficit capital position.  Revenues currently being generated by the Partnership’s films are insufficient to fund the Partnership’s ongoing operations.  The Partnership will have to rely on the General Partner to fund its operations.  However, the General Partner is under no obligation to fund the operations of the Partnership, and on a quarterly basis, will evaluate whether to provide funding to the Partnership.  The General Partner does not anticipate cash flow from the films to increase significantly.

The Limited Partners have approved the sale of the Partnership’s assets and subsequent dissolution of the Partnership.  The General Partner has reached tentative agreements to sell the Partnership’s programming assets.  It is anticipated that the net proceeds from these transactions will be sufficient to allow the Partnership to pay all of its obligations and fund its operations until the Partnership is dissolved.  However, there is no assurance that the sales transactions will be completed or that the Partnership will have the necessary funds to operate during 2002.

Upon the sale of the Partnership's assets, the General Partner believes that a final distribution upon dissolution of the Partnership, together with all prior distributions paid to the limited partners, will return to the limited partners less than 70 percent of their initial capital contributions to the Partnership.

(3)           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents - The Partnership considers all highly-liquid investments with a maturity when purchased of three months or less to be cash equivalents.

Film Revenue Recognition - The Partnership recognizes revenue in accordance with the provisions of Statement of Financial Accounting Standards No. 139, “Rescission of FASB Statement No. 53 and Amendments to FASB Statements No. 63, 89, and 121” (“SFAS No. 139”) and AICPA Statement of Position No. 00-2, “Accounting by Producers or Distributors of Films” (“SOP 00-2”).  Pursuant to SFAS No. 139 and SOP 00-2, revenues from domestic and international licensing agreements for programming are recognized when such amounts are known and the film is available for exhibition or telecast, and when certain other criteria set forth in SFAS No. 139 and SOP 00-2 are met.  Advances received for licensing or other purposes prior to exhibition or telecast are deferred and recognized as revenue when the above conditions are met.  The adoption of SFAS No. 139 and SOP 00-2 in 2000 did not materially effect the manner in which the Partnership recognized revenue.

Investment in and Advances for Film Productions - Investment in and advances for film production consist of advances to production entities for story rights, production, and film completion costs, and are stated at the lower of cost or estimated net realizable value.  In addition, film production and overhead fees payable to the General Partner have been capitalized and included as investment in film production.  Film production costs are amortized based upon the individual-film-forecast method.  Estimated losses, if any, will be provided for in full when determined by the General Partner (see Note 6.)

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

(4)           PARTNERS’ CAPITAL (DEFICIT)

The capitalization of the Partnership is set forth in the accompanying Statements of Partners’ Capital (Deficit). No limited partner is or will be obligated to make any additional contributions to the Partnership.  The General Partner purchased its interest in the Partnership by contributing $1,000 to Partnership capital.

Profits, losses and distributions of the Partnership are allocated 99 percent to the limited partners and 1 percent to the General Partner until the limited partners have received distributions equal to 100 percent of their capital contributions plus an annual return thereon of 12 percent, cumulative and non-compounded.  Thereafter, profits/losses and distributions will generally be allocated 80 percent to the limited partners and 20 percent to the General Partner. The General Partner believes that the distribution of the proceeds from the sales of the Partnership’s programming projects, together with all prior distributions paid to the limited partners, will return to the limited partners less than 70 percent of their initial capital contributions to the Partnership.

(5)           TRANSACTIONS WITH AFFILIATES

The Partnership and Jones Documentary Film Corporation granted the General Partner the exclusive rights to distribute four one-hour programs for television, entitled “Charlton Heston Presents: The Bible” (the “Bible Programs”).  To accomplish this, the General Partner, on its own behalf, and GoodTimes Home Video Corporation (“GoodTimes”), an unaffiliated entity directly involved in the specialty home video and international television distribution business, entered into an agreement to form J/G Distribution Company to distribute the Bible Programs.  J/G Distribution Company was formed in June 1992 and is owned 50 percent by GoodTimes and 50 percent by the General Partner. The Partnership granted J/G Distribution Company the sole and exclusive right to exhibit and distribute, and to license others to exhibit and distribute, the Bible Programs in all markets, all languages, and all media in perpetuity; excluding the CD-ROM version.  The Partnership and GoodTimes have an equal interest in the copyright of the Bible Programs.  This copyright is currently held by J/G Distribution. Once the Partnership had fully recouped its investment in 2000, Agamemnon Films (“Agamemnon”), an unaffiliated third party, began to receive a portion of the revenue generated from the distribution of the Bible Programs, pursuant to the Jones/Agamemnon agreement.  J/G Distribution Company is currently distributing the Bible Programs in the retail home video market.  As of December 31, 2001, gross sales made by J/G Distribution Company totaled $3,677,073, of which $1,838,536 has been retained by J/G Distribution Company for its fees and marketing costs, with the remaining $1,838,537 allocated to the Partnership, GoodTimes, and Agamemnon in accordance with the income sharing agreement.  As of December 31, 2001, the Partnership had received a total of $1,152,509 from the distribution of the Bible Programs, consisting of $902,509 from J/G Distribution Company and $250,000 from an unaffiliated party.

The General Partner is entitled to reimbursement from the Partnership for its direct and indirect expenses allocable to the operations of the Partnership, which shall include, but not be limited to, rent, supplies, telephone, travel, legal expenses, accounting expenses, preparation and distribution of reports to investors and salaries of any full or part-time employees.  Because the indirect expenses incurred by the General Partner on behalf of the Partnership are immaterial, the General Partner generally does not charge indirect expenses to the Partnership.  The General Partner charged $7,745, $8,625 and $20,478 for expenses and administrative services for the years ended December 31, 1999, 2000, and 2001, respectively.

(6)           INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION

“Charlton Heston Presents: The Bible”

In May 1992, the General Partner, on behalf of the Partnership, entered into an agreement with Agamemnon Films, an unaffiliated party, to produce four one-hour programs for television, entitled “Charlton Heston Presents: The Bible.”  The production costs of the Bible Programs were approximately $2,370,000, which included a $240,000 production and overhead fee paid to the General Partner.  In return for agreeing to fund these production costs, the Partnership acquired all rights to the Bible Programs in all markets and in all media in perpetuity.  The Partnership subsequently assigned half of its ownership of the Bible Programs to GoodTimes for an investment of $1,000,000 toward the production costs for the Bible Programs.  After consideration of the reimbursement, the Partnership’s total investment in the Bible Programs is $1,369,764.    From inception to December 31, 2001, the Partnership has recognized $2,060,827 of revenue from this film, of which $908,318 was paid for distribution fees and marketing costs.  The Partnership has received the remaining $1,152,509 as of December 31, 2001.

In June 1998, the Partnership fully amortized its net investment in this film.  However, the Partnership continues to distribute this film.

“The Whipping Boy”

In August 1993, the Partnership acquired the rights to the Newbury Award-winning book, “The Whipping Boy.”  “The Whipping Boy” was produced as a two-hour telefilm which premiered in the North American television market on The Disney Channel. The film was co-produced by the General Partner and Gemini Films, a German company.  The film’s final cost was approximately $4,100,000.  The Partnership invested $2,661,487 in the film, which included a $468,000 production and overhead fee paid to the General Partner. The completed picture was delivered to The Disney Channel in the second quarter of 1994.  From inception to December 31, 2001, the Partnership has recognized $2,277,930 of revenue from this film, of which $2,100,000 represents the initial license fee from The Disney Channel that was used to finance the film’s production.  Of the remaining $177,930, $8,497 was retained by the distributors of the film for their fees and marketing costs and $169,433 was received by the Partnership as of December 31, 2001.

The General Partner has periodically assessed the anticipated gross revenues remaining from the distribution of “The Whipping Boy” to determine if the Partnership’s net investment in the film exceeded the film’s net realizable value.  When it has been determined that the Partnership’s net investment in the film exceeded the film’s net realizable value, the investment has been written down to its estimated value. From inception through December 31, 1998, approximately  $770,000 in write-downs were recorded by the Partnership for “The Whipping Boy.”  Write-downs of approximately $140,000 and $7,000 were recorded for the year ended December 31, 1999 and 2000, respectively. The Partnership’s net investment in this film was fully amortized in December 2000, after consideration of the approximately $917,000 in write-downs and approximately $1,744,000 in amortization.  However, the Partnership continues to distribute this film.

(7)           INCOME TAXES

Income taxes are not reflected in the accompanying financial statements as such amounts accrue directly to the partners.  The Federal and state income tax returns of the Partnership will be prepared and filed by the General Partner.

The Partnership’s tax returns, the qualification of the Partnership as a limited partnership for tax purposes, and the amount of distributable Partnership income or loss are subject to examination by Federal and state taxing authorities.  If such examinations result in changes with respect to the Partnership’s tax status, or the Partnership’s recorded income or loss, the tax liability of the General and limited partners would be adjusted accordingly.

The Partnership’s significant book-tax difference between the financial reporting and tax bases of the Partnership’s assets and liabilities is associated with the difference between film production cost amortization and loss from write-down of film production cost recognized under accounting principles generally accepted in the United States and the amount of expense allowed for tax purposes.  Expenses recognized under accounting principles generally accepted in the United States exceeded (was less than) the amount of expense recognized for tax purposes by approximately $99,000, $(20,000) and ($221,000) for the years ended December 31, 1999, 2000, and 2001, respectively.

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

Name	Age	Positions with the General Partner
Glenn R. Jones	72	Chairman of the Board, Chief Executive Officer, and President
Timothy Burke	51	Vice President and Director

Mr. Glenn R. Jones has served as Chairman of the Board of Directors and Chief Executive Officer of the General Partner since its inception and he has served as President of the General Partner since April 1994.  Mr. Jones is also the Chairman of the Board of Directors and Chief Executive Officer of the General Partner’s principal shareholder, Jones 21st Century, Inc., a subsidiary of Jones International, Ltd.  Mr. Jones is the sole shareholder, Chairman and Chief Executive Officer of Jones International, Ltd.  He is also an officer and director of a number of subsidiaries for Jones Media Networks, Ltd. (formerly known as Jones International Networks, Ltd.).  For more than five years, until April 1999, Mr. Jones was Chairman of the Board of Directors and Chief Executive Officer of Jones Intercable, Inc., a multiple system cable television operator.  In addition, Mr. Jones is a member of the Board and Education Council of the National Alliance of Business.  In 1994, Mr. Jones was inducted into Broadcasting and Cable’s Hall of Fame.  Mr. Jones received a B.S. in Economics from Allegheny College and a J.D. from the University of Colorado School of Law.

Mr. Timothy J. Burke is Vice President and Director of the General Partner.  Mr. Burke is a Group Vice President of Jones International, Ltd. and an officer and/or director of many other Jones International, Ltd. affiliated companies.  He has over 25 years of financial experience, and has been employed with Jones for 19 years.  Prior to the Jones companies, Mr. Burke was a Tax Manager with Arthur Andersen & Co. He received a B.A. in Accounting and a J.D. from the University of Iowa.

ITEM 11.  EXECUTIVE COMPENSATION

The Partnership has no employees; however, various personnel are required to operate its business.  Such personnel are employed by the General Partner and, pursuant to the terms of the Partnership’s limited partnership agreement, the cost of such employment can be charged by the General Partner to the Partnership as a reimbursement item.  See Item 13.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL

OWNERS AND MANAGEMENT

As of March 20, 2002, no person or entity owns more than 5 percent of the limited partnership interests in the Partnership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The General Partner and its affiliates engage in certain transactions with the Partnership as contemplated by the limited partnership agreement of the Partnership.  The General Partner believes that the terms of such transactions, which are set forth in the Partnership’s limited partnership agreement, are generally as favorable as could be obtained by the Partnership from unaffiliated parties.  This determination has been made by the General Partner in good faith, but none of the terms were or will be negotiated at arm’s-length and there can be no assurance that the terms of such transactions have been or will be as favorable as those that could have been obtained by the Partnership from unaffiliated parties.  During 2001, in aggregate, transactions of this nature totaled less than $21,000.

In connection with the distribution of “Charlton Heston Presents: The Bible,” J/G Distribution Company, which is owned 50 percent by the General Partner and 50 percent by GoodTimes, is entitled to certain distribution rights and fees.  See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a description of these distribution rights and fees.  As of December 31, 2001, gross sales made by J/G Distribution Company totaled $3,667,073, of which $1,838,536 has been retained by J/G Distribution Company for its fees and marketing costs, with the remaining $1,838,537 belonging to the Partnership, GoodTimes, and Agamemnon Films. As of December 31, 2001, the Partnership had received a total of $1,152,509 from the distribution of the Bible Programs, consisting of $902,509 from J/G Distribution Company and $250,000 from an unaffiliated party.

PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

1.	Financial statements

2.	The following exhibits are filed herewith:

(a) 4.1	Limited Partnership Agreement. (1)

(1)	Incorporated by reference from the Registrant’s Revised Schedule 14A filed onAugust 29, 2001.

(b) Exhibit 99 Representations from Arthur Andersen LLP

(b)	Reports on Form 8-K:

None.

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JONES PROGRAMMING PARTNERS 2-A, LTD.,
a Colorado limited partnership
		By	Jones Entertainment Group, Ltd.,
its General Partner

		By:	/s/ Glenn R. Jones
Glenn R. Jones
Dated:	March 21, 2002		Chairman of the Board, Chief Executive Officer
and President

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

		By:	/s/ Glenn R. Jones
Glenn R. Jones
Chairman of the Board, Chief Executive Officer
and President
Dated:	March 21, 2002		(Principal Executive Officer)

		By:	/s/ Timothy J. Burke
Dated:	March 21, 2002		Timothy J. Burke
Vice President