Form 10-Q
period 2002-03-31
JONES PROGRAMMING PARTNERS 2-A LTD
filed 2002-05-13
CIK 868610

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number: 0-20944

JONES PROGRAMMING PARTNERS 2-A, LTD.

(Exact name of registrant as specified in charter)

Colorado	84-1088819
(State of organization)	(I.R.S. Employer Identification No.)

9697 E. Mineral Avenue, Englewood, Colorado 80112	(303) 792-3111
(Address of principal executive office)	(Registrant’s telephone no, including area code)

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

Yes  ☒                                                   No  ☐

JONES PROGRAMMING PARTNERS 2-A, LTD.

(A Limited Partnership)

JONES PROGRAMMING PARTNERS 2-A, LTD.

(A Limited Partnership)

UNAUDITED STATEMENTS OF FINANCIAL POSITION

	December 31,	March 31,
	2001	2002
ASSETS
CASH AND CASH EQUIVALENTS	$15,023	$15,056

INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION,
net of accumulated amortization of $4,031,252 as of
December 31, 2001 and March 31, 2002, respectively	—	—

Total assets	$15,023	$15,056

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

LIABILITIES:
Accounts payable to affiliates	$46,020	$63,890
Accrued liabilities	11,129	4,870

Total liabilities	57,149	68,760

PARTNERS’ CAPITAL (DEFICIT):
General partner-
Contributed capital	1,000	1,000
Distributions	(36,103)	(36,103)
Accumulated deficit	(12,568)	(12,684)

Total general partner’s deficit	(47,671)	(47,787)

Limited partners -
Contributed capital, net of offering costs (11,229 units outstanding
as of December 31, 2001 and March 31, 2002)	4,823,980	4,823,980
Distributions	(3,574,054)	(3,574,054)
Accumulated deficit	(1,244,381)	(1,255,843)

Total limited partners’ capital (deficit)	5,545	(5,917)

Total partners’ deficit	(42,126)	(53,704)

Total liabilities and partners’ capital (deficit)	$15,023	$15,056

The accompanying notes are an integral part of these financial statements.

JONES PROGRAMMING PARTNERS 2-A, LTD.

(A Limited Partnership)

UNAUDITED STATEMENTS OF OPERATIONS

	For the Three Months
	Ended March 31,
	2001	2002

REVENUES	$386	$—

OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES	15,016	11,612

OPERATING LOSS	(14,630)	(11,612)

INTEREST INCOME	167	34

NET LOSS	$(14,463)	$(11,578)

ALLOCATION OF NET LOSS:
General Partner	$(145)	$(116)

Limited Partners	$(14,318)	$(11,462)

NET LOSS PER LIMITED PARTNERSHIP UNIT	$(1.28)	$(1.02)

WEIGHTED AVERAGE NUMBER OF LIMITED
PARTNERSHIP UNITS OUTSTANDING	11,229	11,229

The accompanying notes are an integral part of these financial statements.

JONES PROGRAMMING PARTNERS 2-A, LTD.

(A Limited Partnership)

UNAUDITED STATEMENTS OF CASH FLOWS

	For the Three Months
	Ended March 31,
	2001	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,463)	$(11,578)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities -
Net change in assets and liabilities:
Decrease in accounts receivable	6,713	—
Decrease in accrued liabilities	(5,250)	(6,259)
Increase in accounts payable to affiliates	10,266	17,870

Net cash provided by (used in) operating activities	(2,734)	33

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,734)	33

CASH AND CASH EQUIVALENTS, beginning of period	21,007	15,023

CASH AND CASH EQUIVALENTS, end of period	$18,273	$15,056

The accompanying notes are an integral part of these financial statements.

JONES PROGRAMMING PARTNERS 2-A, LTD.

(A Limited Partnership)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1)           BASIS OF PRESENTATION

                                                This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Statements of Financial Position and Statements of Operations and Cash Flows in conformity with accounting principles generally accepted in the United States.  However, in the opinion of management, this data includes all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Jones Programming Partners 2-A, Ltd. (the “Partnership”) as of December 31, 2001 and March 31, 2002 and its results of operations and its cash flows for the three months ended March 31, 2000 and 2001.  Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

(2)           TRANSACTIONS WITH AFFILIATED ENTITIES

                                                Jones Entertainment Group, Ltd. (“General Partner”) is entitled to reimbursement from the Partnership for its direct and indirect expenses allocable to the operations of the Partnership, which shall include, but not be limited to, rent, supplies, telephone, travel, legal expenses, accounting expenses, preparation and distribution of reports to investors and salaries of any full or part-time employees.  Because the indirect expenses incurred by the General Partner on behalf of the Partnership are immaterial, the General Partner generally does not charge indirect expenses to the Partnership.  The General Partner charged $6,833 and $8,360 to the Partnership for direct expenses for the three months ended March 31, 2001 and 2002, respectively.

The Partnership and Jones Documentary Film Corporation granted the General Partner the exclusive rights to distribute four one-hour programs for television, entitled “Charlton Heston Presents: The Bible” (the “Bible Programs”).  To accomplish this, the General Partner, on its own behalf, and GoodTimes Home Video Corporation (“GoodTimes”), an unaffiliated entity directly involved in the specialty home video and international television distribution business, entered into an agreement to form J/G Distribution Company to distribute the Bible Programs.  J/G Distribution Company was formed in June 1992 and is owned 50 percent by GoodTimes and 50 percent by the General Partner. The Partnership granted J/G Distribution Company the sole and exclusive right to exhibit and distribute, and to license others to exhibit and distribute, the Bible Programs in all markets, all languages, and all media in perpetuity; excluding the CD-ROM version.  The Partnership and GoodTimes have an equal interest in the copyright of the Bible Programs.  This copyright is currently held by J/G Distribution Company. Once the Partnership had fully recouped its investment in 2000, Agamemnon Films (“Agamemnon”), an unaffiliated third party, began to receive a portion of the revenue generated from the distribution of the Bible Programs, pursuant to the Jones/Agamemnon agreement.  J/G Distribution Company is currently distributing the Bible Programs in the retail home video market.  As of March 31, 2002, gross sales made by J/G Distribution Company totaled $3,677,073, of which $1,838,536 has been retained by J/G Distribution Company for its fees and marketing costs, with the remaining $1,838,537 allocated to the Partnership, GoodTimes, and Agamemnon in accordance with the income sharing agreement.  As of March 31, 2002, the Partnership had received a total of $1,152,509 from the distribution of the Bible Programs, consisting of $902,509 from J/G Distribution Company and $250,000 from an unaffiliated party.

(3)           INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION

                “Charlton Heston Presents: The Bible”

In May 1992, the General Partner, on behalf of the Partnership, entered into an agreement with Agamemnon to produce four one-hour programs for television, entitled “Charlton Heston Presents: The Bible.”  The production costs of the Bible Programs were approximately $2,370,000, which included a $240,000 production and overhead fee paid to the General Partner.  In return for agreeing to fund these production costs, the Partnership acquired all rights to the Bible Programs in all markets and in all media in perpetuity.  The Partnership subsequently assigned half of its ownership of the Bible Programs to GoodTimes for an investment of $1,000,000 toward the production costs for the Bible Programs.  After consideration of the reimbursement, the Partnership’s total investment in the Bible Programs is $1,369,764.  From inception to March 31, 2002, the Partnership has recognized $2,060,827 of revenue from this film, of which $908,318 was paid for distribution fees and marketing costs.  The Partnership had

JONES PROGRAMMING PARTNERS 2-A, LTD.

(A Limited Partnership)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

received the remaining $1,152,509 as of March 31, 2002.  In June 1998, the Partnership fully amortized its net investment in this film.

                “The Whipping Boy”

In August 1993, the Partnership acquired the film rights to the Newbury Award-winning book “The Whipping Boy.”  “The Whipping Boy” was produced as a two hour telefilm which premiered in the North American television market on The Disney Channel.  The film’s final cost was approximately $4,100,000.  As of March 31, 2001, the Partnership had invested $2,661,487 in the film, which included a $468,000 production and overhead fee paid to the General Partner.  The film was co-produced by the General Partner and Gemini Films, a German company.  The completed picture was delivered to The Disney Channel in the second quarter of 1994.  From inception to March 31, 2002, the Partnership has recognized $2,277,930 of gross revenue from this film, of which $2,100,000 represents the initial license fee from The Disney Channel that was used to finance the film’s production.  Of the remaining $177,930, $8,497 has been retained by the distributors of the film for their fees and marketing costs and $169,433 has been received by the Partnership as of March 31, 2002.  The Partnership fully amortized its net investment in the film in December 2000, after consideration of approximately $1,744,000 in amortization and approximately $917,000 in write-downs.

JONES PROGRAMMING PARTNERS 2-A, LTD.

(A Limited Partnership)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Liquidity and Capital Resources

The Partnership’s principal sources of liquidity are cash on hand and amounts received from the domestic and international distribution of its programming.  As of March 31, 2002, the Partnership had approximately $15,000 in cash.  Cash provided by operations for the three months ended March 31, 2002 was $33.  In addition, the General Partner paid approximately $18,000 of expenses on behalf of the Partnership.  This brought the accounts payable to affiliates balance to approximately $64,000 as of March 31, 2002.   The Partnership will not invest in any additional programming projects, but instead will focus on the sale of its two films.

It is anticipated that future distributions, if any, will only be made from proceeds received from the sale, or sales of the Partnership’s assets.  There is no assurance regarding the timing or amount of future distributions.  The General Partner will be reimbursed for all amounts advanced to the Partnership before any distribution is made to the limited partners.  As of March 31, 2002, such advances totaled approximately $64,000.

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

JONES PROGRAMMING PARTNERS 2-A, LTD.

(A Limited Partnership)

RESULTS OF OPERATIONS

Revenues of the Partnership decreased $386, from $386 to $0 for the three months ended March 31, 2001 and 2002, respectively.  This decrease was the result of a decrease in revenue from the “The Whipping Boy” for the three months ended March 31, 2002 compared to the same period in 2001.

Operating, general and administrative expenses decreased $3,404, from $15,016 to $11,612 for the three months ended March 31, 2001 and 2002, respectively.  The decrease was primarily due to a decrease in tax preparation and investor relations expenses during the three months ended March 31, 2002 compared to the same period in 2001.

Interest income decreased $133, from $167 to $34 for the three months ended March 31, 2001 and 2002, respectively.  This decrease was the result of lower levels of invested cash balances during the three months ended March 31, 2002 compared to the same period in 2001.

Limited Partners’ net loss per partnership unit decreased $(.26), from $(1.28) to $(1.02) for the three months ended March 31, 2001 and 2002, respectively.  This change was due to the result of operations as discussed above.

Part II - OTHER INFORMATION

Item 3.	Exhibits and Reports on Form 8-K.

	1)	Exhibits

None

	2)	Reports on Form 8-K

(a) Form 8-K, Item 5, Other Events, filed on January 2, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JONES PROGRAMMING PARTNERS 2-A, LTD.
	BY:	JONES ENTERTAINMENT GROUP, LTD.
General Partner

	By:	/s/ Timothy J. Burke
Timothy J. Burke
Vice President

Dated: May 9, 2002