Form 10-Q
period 2002-06-30
JONES PROGRAMMING PARTNERS 2-A LTD
filed 2002-08-13
CIK 868610

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002

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

Yes    ☒                                                 No    ☐

JONES PROGRAMMING PARTNERS 2-A, LTD.

(A Limited Partnership)

JONES PROGRAMMING PARTNERS 2-A, LTD.

(A Limited Partnership)

STATEMENTS OF FINANCIAL POSITION

	December 31, 2001	June 30, 2002 (Unaudited)

ASSETS

CASH AND CASH EQUIVALENTS	$15,023	$95,217

INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION, net of accumulated amortization of $4,031,252 and $2,661,487 as of December 31, 2001 and June 30, 2002, respectively	—	—

Total assets	$15,023	$95,217

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

LIABILITIES:
Accounts payable to affiliates	$46,020	$19,850
Accrued liabilities	11,129	3,500

Total liabilities	57,149	23,350

PARTNERS’ CAPITAL (DEFICIT):
General partner-
Contributed capital	1,000	1,000
Distributions	(36,103)	(36,103)
Accumulated deficit	(12,568)	(11,428)

Total general partner’s deficit	(47,671)	(46,531)

Limited partners -
Contributed capital, net of offering costs (11,229 units outstanding as of December 31, 2001 and June 30, 2002)	4,823,980	4,823,980
Distributions	(3,574,054)	(3,574,054)
Accumulated deficit	(1,244,381)	(1,131,528)

Total limited partners’ capital	5,545	118,398

Total partners’ capital (deficit)	(42,126)	71,867

Total liabilities and partners’ capital (deficit)	$15,023	$95,217

The accompanying notes are an integral part of these unaudited financial statements.

JONES PROGRAMMING PARTNERS 2-A, LTD.

(A Limited Partnership)

UNAUDITED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2001	2002	2001	2002

REVENUES	$15,976	$—	$16,362	$—

COSTS AND EXPENSES
Distribution fees and expenses	5,083	—	5,083	—
Operating, general and administrative expenses	15,059	9,590	30,075	21,202

Total costs and expenses	20,142	9,590	35,158	21,202

OPERATING LOSS	(4,166)	(9,590)	(18,796)	(21,202)

OTHER INCOME
Interest Income	264	161	431	195
Gain on sale of film, net	—	135,000	—	135,000

Total other income	264	135,161	431	135,195

NET INCOME (LOSS)	$(3,902)	$125,571	$(18,365)	$113,993

ALLOCATION OF NET INCOME (LOSS):
General partner	$(39)	$1,256	$(184)	$1,140

Limited partners	$(3,863)	$124,315	$(18,181)	$112,853

NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT	$(.34)	$11.07	$(1.62)	$10.05

WEIGHTED AVERAGE NUMBER OF LIMITED PARTNERSHIP UNITS OUTSTANDING	11,229	11,229	11,229	11,229

The accompanying notes are an integral part of these unaudited financial statements.

 JONES PROGRAMMING PARTNERS 2-A, LTD.

(A Limited Partnership)

UNAUDITED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2001	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(18,365)	$113,993
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities Net change in assets and liabilities:
Increase in accounts receivable	(4,180)	—
Increase (decrease) in accounts payable to affiliates	23,575	(26,170)
Decrease in accrued liabilities	(3,500)	(7,629)

Net cash provided by (used in) operating activities	(2,470)	80,194

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,470)	80,194

CASH AND CASH EQUIVALENTS, beginning of period	21,007	15,023

CASH AND CASH EQUIVALENTS, end of period	$18,537	$95,217

The accompanying notes are an integral part of these unaudited financial statements.

JONES PROGRAMMING PARTNERS 2-A, LTD.

(A Limited Partnership)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1)           BASIS OF PRESENTATION AND NATURE OF BUSINESS

This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Statements of Financial Position and Statements of Operations and Cash Flows in conformity with accounting principles generally accepted in the United States.  However, in the opinion of management, this data includes all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Jones Programming Partners 2-A, Ltd. (the “Partnership”) as of December 31, 2001 and June 30, 2002, its results of operations for the three and six month periods ended June 30, 2001 and 2002, and its cash flows for the six month periods ended June 30, 2001 and 2002.  Results of operations for these periods are not necessarily indicative of results to be expected for the full year.  These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2001.

The Partnership was formed in 1992 to develop, produce, distribute and license original entertainment programming.  As of June 30, 2002, the Partnership had one film entitled “The Whipping Boy.”  The sale of the Partnership’s film assets was approved by a vote of the limited partners in December 2001.  As a result of the sale of “The Whipping Boy” in July 2002, the Partnership will not conduct any business other than winding up its affairs.  See Note 4, Subsequent Events, below.

(2)          TRANSACTIONS WITH AFFILIATED ENTITIES

Jones Entertainment Group, Ltd. (the “General Partner”) is entitled to reimbursement from the Partnership for its direct and indirect expenses allocable to the operations of the Partnership, which shall include, but not be limited to, rent, supplies, telephone, travel, legal expenses, accounting expenses, preparation and distribution of reports to investors and salaries of any full or part-time employees.  Because the indirect expenses incurred by the General Partner on behalf of the Partnership are immaterial, the General Partner generally does not charge indirect expenses to the Partnership. The General Partner charged $3,702 and $1,934 to the Partnership for direct expenses during the three months ended June 30, 2001 and 2002, respectively.  For the six months ended June 30, 2001 and 2002, $10,535 and $10,294, respectively, of direct expenses were charged to the Partnership.

The Partnership and Jones Documentary Film Corporation granted the General Partner the exclusive rights to distribute four one-hour programs for television, entitled “Charlton Heston Presents: The Bible” (the “Bible Programs”).  To accomplish this, the General Partner, on its own behalf, and GoodTimes Entertainment Limited (“GoodTimes”), an unaffiliated entity directly involved in the specialty home video and international television distribution business, entered into an agreement to form J/G Distribution Company to distribute the Bible Programs.  J/G Distribution Company was formed in June 1992 and was owned 50 percent by GoodTimes and 50 percent by the General Partner. The Partnership granted J/G Distribution Company the sole and exclusive right to exhibit and distribute, and to license others to exhibit and distribute, the Bible Programs in all markets, all languages, and all media in perpetuity; excluding the CD-ROM version which was retained by Jones Interactive Inc.  In May 2002, the General Partner transferred its entire interest in J/G Distribution Company to the Partnership at no cost in order to facilitate the sale of the Bible Programs.

(3)          INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION

“Charlton Heston Presents: The Bible”

In May 2002, the Partnership sold all of its rights, including its interest in the copyright, in the Bible Programs to GoodTimes, an unaffiliated third party, for $150,000.  Out of the sales proceeds, the Partnership paid $15,000 to Tulip Media Ltd. (“Tulip”), an unaffiliated party, which brokered the sale.  The purchase price was determined by arms-length negotiations between the General Partner and GoodTimes.  From inception until the film was sold in May 2002, the Partnership recognized $2,060,827 of revenue from this film, of which $908,318 was retained by the distributors of the film for their fees and marketing costs.

“The Whipping Boy”

“The Whipping Boy” is a two hour telefilm which premiered in the North American television market on The Disney Channel.  The film’s final cost was approximately $4,100,000.  As of June 30, 2002, the Partnership had invested $2,661,487 in the film, which included a $468,000 production and overhead fee paid to the General Partner.  From inception to June 30, 2002, the Partnership has recognized $2,277,930 of gross revenue from this film, of which $2,100,000 represents the initial license fee from The Disney Channel.  Of the remaining $177,930, $8,497 has been retained by the distributors of the film for their fees and marketing costs and $169,433 has been received by the Partnership as of June 30, 2002.  In December 2000, the Partnership, after consideration of approximately $1,744,000 in amortization and approximately $917,000 in write-downs, fully amortized its net investment in the film.

In July 2002, the Partnership sold all of its rights in “The Whipping Boy” to an unaffiliated film distributor.  See Note 4, Subsequent Events, for more information about this transaction.

(4)                                 SUBSEQUENT EVENTS

In July 2002, the Partnership sold all of its rights in “The Whipping Boy” to Screen Media Ventures LLC, an unaffiliated film distributor (“Screen Media”), for $50,000.  The purchase price was determined by arms-length negotiations between the General Partner and Screen Media.  Twenty five percent (25%) or $12,500 of the gross sales proceeds from “The Whipping Boy” are required to be escrowed until the end of November 2002.  The Partnership received $37,500 at closing, from which a ten percent (10%) commission or $3,750 was paid to Tulip, an unaffiliated party, which brokered the transaction for the Partnership.  When the $12,500 is released from escrow, the Partnership will pay Tulip $1,250, the remainder of its ten percent (10%) commission.  In the third quarter of 2002, the Partnership will recognize a gain on the sale of “The Whipping Boy” equal to the gross proceeds less commissions.

On July 29, 2002, the Partnership paid the General Partner $22,000 to reimburse it for all unpaid amounts it had advanced to the Partnership as of that date.  The General Partner will continue to be reimbursed for all expenses incurred or paid on behalf of the Partnership.

With the disposition of its film assets, the Partnership will not conduct any business other than winding up its affairs.  The General Partner, on behalf of the Partnership, anticipates making a distribution to the limited partners in August 2002 and a final distribution in December 2002 or January 2003.

JONES PROGRAMMING PARTNERS 2-A, LTD.

(A Limited Partnership)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Liquidity and Capital Resources

The Partnership’s principal source of liquidity is cash on hand.  As of June 30, 2002, the Partnership had approximately $95,000 in cash.  Cash provided by operations for the six months ended June 30, 2002 was approximately $80,000.  The Partnership made payments of approximately $50,000 and $22,000 in May and July 2002, respectively, to reimburse the General Partner for amounts it had advanced the Partnership. The General Partner will continue to be reimbursed for all expenses incurred or paid on behalf of the Partnership.  With the disposition of its film assets, the Partnership will not conduct any business other than winding up its affairs.

Future distributions will only be made from the proceeds received from the sale of the Partnership’s assets.  The General Partner anticipates the Partnership will have approximately $115,000 to $135,000 available for distribution to the limited partners after the payment of all sales commissions, legal, accounting and other expenses required to wind up the affairs of the Partnership.  The anticipated distributions would total approximately $10.24 to $12.02 per Limited Partnership Interest.  The General Partner, on behalf of the Partnership, anticipates making a distribution in August 2002 and a final distribution in December 2002 or January 2003.  The General Partner will be reimbursed for any amounts advanced to the Partnership before the anticipated distributions are made to the limited partners.

The sale of the Partnership’s assets was approved by a vote of the limited partners on December 21, 2001.  The sale of the Bible Programs closed in May 2002.  The sale of  “The Whipping Boy” closed in July 2002.  All direct costs incurred by the General Partner on behalf of the Partnership in soliciting and arranging the sales of the Partnership’s assets will be charged to the Partnership.  The General Partner believes that the distribution of the proceeds from the sales of the Partnership’s assets together with all prior distributions paid to the limited partners, will return to the limited partners approximately sixty-five percent (65%) of their initial capital contributions to the Partnership.  The Partnership retained the services of an unaffiliated broker to assist in the sale of the Partnership’s films.  To date, the broker has been paid $6,225 for film evaluation services and expenses.  The broker has also been paid a $15,000 commission for the sale of the Bible Programs and a $3,750 commission for the sale of “The Whipping Boy.”  The broker will receive a final commission payment of $1,250 when “The Whipping Boy” sales proceeds held in escrow are released at the end of November 2002.

The Partnership currently has sufficient liquidity to fund its operations until the Partnership is dissolved.  The Partnership’s only source of future cash flow will be interest income from invested cash balances, which will not be significant.

RESULTS OF OPERATIONS

Revenues of the Partnership decreased $15,976, from $15,976 to $0 for the three months ended June 30, 2001 and 2002, respectively.  Revenues of the Partnership decreased $16,362, from $16,362 to $0 for the six months ended June 30, 2001 and 2002, respectively.  These decreases in revenue were the result of the Bible Programs being sold and a lack of revenue from “The Whipping Boy” during the three and six month periods ended June 30, 2002 compared to the same periods in 2001.

Distribution fees and expenses decreased $5,083, from $5,083 to $0 for the three and six month periods ended June 30, 2001 and 2002, respectively.  The decrease in distribution fees and expenses corresponds to the decrease in revenue described in the paragraph above.  Distribution fees and expenses generally relate to the compensation due and costs incurred by unaffiliated parties in selling the Partnership’s programming in the domestic and international markets.  The timing and amount of the distribution fees and expenses vary depending upon the individual market in which programming is distributed.

Operating, general and administrative expenses decreased $5,469, from $15,059 to $9,590 for the three months ended June 30, 2001 and 2002, respectively. Operating, general and administrative expenses decreased $8,873, from $30,075 to $21,202 for the six months ended June 30, 2001 and 2002, respectively.  The decrease in expenses for both the three and six month periods were primarily the result of a decrease in tax preparation fees and other professional service expenses partially offset by an increase in legal expenses related to the sale of the Partnership’s films.

Interest income decreased $103, from $264 to $161 for the three months ended June 30, 2001 and 2002, respectively.  Interest income decreased $236, from $431 to $195 for the six months ended June 30, 2001 and 2002, respectively.  These decreases were primarily the result of lower levels of invested cash balances during the three and six month periods ended June 30, 2002 as compared to the same periods in 2001.

Gain on sale of film increased $135,000, from $0 to $135,000 for the three and six month periods ended June 30, 2001 and 2002, respectively.  This increase resulted from the sale of the Bible Programs for $150,000, less the $15,000 sales commission paid to the unaffiliated broker responsible for arranging the sale.

Part II - OTHER INFORMATION

Item 3.    Exhibits and Reports on Form 8-K.

a)     Exhibits

None

b)    Reports on Form 8-K

Form 8-K, Item 4.  Change in Registrant’s Certifying Accountant, filed on May 16, 2002.

Form 8-K/A, Item 4.  Change in Registrant’s Certifying Accountant, filed on May 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JONES PROGRAMMING PARTNERS 2-A, LTD.
	BY:	JONES ENTERTAINMENT GROUP, LTD.
General Partner

	By:	/s/ Timothy J. Burke
Timothy J. Burke
Vice President
Dated: August 9, 2002