Form 10-Q
period 2002-09-30
JONES PROGRAMMING PARTNERS 2-A LTD
filed 2002-11-15
CIK 868610

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

JONES PROGRAMMING PARTNERS 2-A, LTD.
(A Limited Partnership)

JONES PROGRAMMING PARTNERS 2-A, LTD.
(A Limited Partnership)

STATEMENTS OF FINANCIAL POSITION

	December 31, 2001	September 30, 2002 (Unaudited)
ASSETS

CASH	$15,023	$3,414

ESCROW RECEIVABLE	—	12,500

INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION, net of accumulated amortization of $4,031,252 and $0 as of December 31, 2001 and September 30, 2002, respectively	—	—

Total assets	$15,023	$15,914

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

LIABILITIES:
Accounts payable to affiliates	$46,020	$14,623
Accrued liabilities	11,129	9,750

Total liabilities	57,149	24,373

PARTNERS’ CAPITAL (DEFICIT):
General partner-
Contributed capital	1,000	1,000
Distributions	(36,103)	(37,164)
Accumulated deficit	(12,568)	(11,171)

Total general partner’s deficit	(47,671)	(47,335)

Limited partners -
Contributed capital, net of offering costs (11,229 units outstanding as of December 31, 2001 and September 30, 2002)	4,823,980	4,823,980
Distributions	(3,574,054)	(3,679,054)
Accumulated deficit	(1,244,381)	(1,106,050)

Total limited partners’ capital	5,545	38,876

Total partners’ deficit	(42,126)	(8,459)

Total liabilities and partners’ capital (deficit)	$15,023	$15,914

The accompanying notes are an integral part of these unaudited financial statements.

JONES PROGRAMMING PARTNERS 2-A, LTD.
(A Limited Partnership)

UNAUDITED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2001	2002	2001	2002

REVENUES	$4,394	$1,621	$20,756	$1,621

COSTS AND EXPENSES
Distribution fees and expenses	1,398	—	6,481	—
Operating, general and administrative expenses	22,819	21,055	52,894	42,257

Total costs and expenses	24,217	21,055	59,375	42,257

OPERATING LOSS	(19,823)	(19,434)	(38,619)	(40,636)

OTHER INCOME
Interest income	153	169	584	364
Gain on sale of films, net	—	45,000	—	180,000

Total other income	153	45,169	584	180,364

NET INCOME (LOSS)	$(19,670)	$25,735	$(38,035)	$139,728

ALLOCATION OF NET INCOME (LOSS):
General partner	$(197)	$257	$(380)	$1,397

Limited partners	$(19,473)	$25,478	$(37,655)	$138,331

NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT	$(1.73)	$2.27	$(3.35)	$12.32

WEIGHTED AVERAGE NUMBER OF LIMITED PARTNERSHIP UNITS OUTSTANDING	11,229	11,229	11,229	11,229

The accompanying notes are an integral part of these unaudited financial statements.

 JONES PROGRAMMING PARTNERS 2-A, LTD.
(A Limited Partnership)

UNAUDITED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2001	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(38,035)	$139,728
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Net change in assets and liabilities:
Increase in escrow receivable	—	(12,500)
Decrease in accounts receivable	3,717	—
Increase (decrease) in accounts payable to affiliates	23,055	(31,397)
Decrease in accrued liabilities	(250)	(1,379)

Net cash provided by (used in) operating activities	(11,513)	94,452

CASH FLOWS FROM FINANCING ACTIVITIES:
Distribution to partners	—	(106,061)

Net cash used in financing activities	—	(106,061)

DECREASE IN CASH AND CASH EQUIVALENTS	(11,513)	(11,609)

CASH AND CASH EQUIVALENTS, beginning of period	21,007	15,023

CASH AND CASH EQUIVALENTS, end of period	$9,494	$3,414

The accompanying notes are an integral part of these unaudited financial statements.

JONES PROGRAMMING PARTNERS 2-A, LTD.
(A Limited Partnership)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1)                                 BASIS OF PRESENTATION AND NATURE OF BUSINESS

This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Statements of Financial Position and Statements of Operations and Cash Flows in conformity with accounting principles generally accepted in the United States.  However, in the opinion of management, this data includes all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Jones Programming Partners 2-A, Ltd. (the “Partnership”) as of December 31, 2001 and September 30, 2002, its results of operations for the three and nine month periods ended September 30, 2001 and 2002, and its cash flows for the nine month periods ended September 30, 2001 and 2002.  Results of operations for these periods are not necessarily indicative of results to be expected for the full year.  These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2001.

The Partnership was formed in 1992 to develop, produce, distribute and license original entertainment programming.  The sale of the Partnership’s film assets was approved by a vote of the limited partners in December 2001.  The Partnership’s film assets were sold in 2002.  The Partnership will not conduct any business other than winding up its affairs. The Partnership’s limited operations will consist of accounting, legal, tax and investor relations activities.  The Partnership will terminate once the winding up process is complete.

(2)                                 TRANSACTIONS WITH AFFILIATED ENTITIES

Jones Entertainment Group, Ltd. (the “General Partner”) is entitled to reimbursement from the Partnership for its direct and indirect expenses allocable to the operations of the Partnership, which shall include, but not be limited to, rent, supplies, telephone, travel, legal expenses, accounting expenses, preparation and distribution of reports to investors and salaries of any full or part-time employees.  Because the indirect expenses incurred by the General Partner on behalf of the Partnership are immaterial, the General Partner generally does not charge indirect expenses to the Partnership. The General Partner charged $7,160 and $3,257 to the Partnership for direct expenses during the three months ended September 30, 2001 and 2002, respectively.  For the nine months ended September 30, 2001 and 2002, $17,695 and $13,551, respectively, of direct expenses were charged to the Partnership.

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

(3)                                 INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION

“Charlton Heston Presents: The Bible”

In May 2002, the Partnership sold all of its rights, including its interest in the copyright, in the Bible Programs to GoodTimes, an unaffiliated third party, for $150,000.  The purchase price was determined by arms-length negotiations between the General Partner and GoodTimes.  Out of the sales proceeds, the Partnership paid $15,000 to Tulip Media Ltd. (“Tulip”), an unaffiliated party, which brokered the sale.  The Partnership recognized a net gain of $135,000 on this transaction during the second quarter of 2002.

“The Whipping Boy”

In July 2002, the Partnership sold all of its rights in “The Whipping Boy” to Screen Media Ventures LLC, an unaffiliated film distributor (“Screen Media”), for $50,000.  The purchase price was determined by arms-length negotiations between the General Partner and Screen Media.  Twenty five percent (25%) or $12,500 of the gross sales proceeds from “The Whipping Boy” are required to be escrowed until the end of November 2002.  The Partnership received $37,500 at closing, from which a ten percent (10%) commission or $3,750 was paid to Tulip, an unaffiliated party, which brokered the transaction for the Partnership.  When the $12,500 is released from escrow, the Partnership will pay Tulip $1,250, the remainder of its ten percent (10%) commission.  The Partnership recognized a net gain of $45,000 on this transaction during the third quarter of 2002.

JONES PROGRAMMING PARTNERS 2-A, LTD.
(A Limited Partnership)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Liquidity and Capital Resources

The Partnership’s principal source of liquidity is cash on hand.  As of September 30, 2002, the Partnership had approximately $3,000 in cash.  As of November 12, 2002, no claims have been made against the $12,500 held in escrow from the sale of “The Whipping Boy.” The General Partner anticipates the proceeds held in escrow will be released to the Partnership at the end of November 2002.  However, there can be no assurance that claims will not be made against the escrow account.  With the disposition of its film assets, the Partnership will not conduct any business other than winding up its affairs.

In connection with winding up the affairs of the Partnership, the General Partner is required on dissolution to account to the Partnership for any deficit which may exist in the capital account of the General Partner.  The Partnership’s capital accounts are maintained in accordance with the provisions of Treasury Regulation Section 1.704-1(b).  The Partnership’s capital account balances as maintained under this Regulation do not necessarily equal the capital account balances disclosed in the accompanying financial statements which are maintained in accordance with accounting principles generally accepted in the United States.  Under Regulation Section 704(b), the General Partner anticipates that it will have a capital account deficit on dissolution of approximately $46,000.  In accordance with the terms of the Limited Partnership Agreement, the General Partner will contribute the amount of the deficit or approximately $46,000 to the capital of the Partnership at the time of dissolution.  These funds will be used by the Partnership to pay any outstanding liabilities, including all unreimbursed advances from the General Partner, and with any unused balance make a final distribution to the limited partners as described below.

In August 2002, the Partnership distributed to the limited partners $105,000 or $9.35 per Limited Partnership Interest.  This was the main distribution of the proceeds received from the sale of the Partnership’s film assets.  The General Partner anticipates the Partnership will have approximately $10,000 to $30,000 available for a final distribution to the limited partners after the payment of all sales commissions, legal, accounting and other expenses and liabilities required to wind up the affairs of the Partnership.  The anticipated final distribution would be approximately $.89 to $2.67 per Limited Partnership Interest.  The General Partner, on behalf of the Partnership, anticipates making the final distribution in December 2002 or January 2003.  The General Partner believes that the anticipated final distribution together with all prior distributions paid to the limited partners, will return to the limited partners approximately sixty-five percent (65%) of their initial capital contributions to the Partnership.

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

The Partnership will rely on advances from the General Partner to pay administrative expenses until the Partnership is dissolved.  The General Partner will be reimbursed for any amounts advanced to the Partnership before the anticipated final distribution is made to the limited partners.  As of September 30, 2002, such unreimbursed advances totaled approximately $15,000.

RESULTS OF OPERATIONS

Revenues of the Partnership decreased $2,773, from $4,394 to $1,621 for the three months ended September 30, 2001 and 2002, respectively.  Revenues of the Partnership decreased $19,135, from $20,756 to $1,621 for the nine months ended September 30, 2001 and 2002, respectively.  These decreases in revenue were primarily the result of Partnership’s film assets being sold during 2002.  The only revenues received and recognized by the Partnership during 2002 were international music royalties from the Partnership’s films.

Distribution fees and expenses decreased $1,398, from $1,398 to $0 for the three months ended September 30, 2001 and 2002, respectively.  Distribution fees and expenses decreased $6,481, from $6,481 to $0 for the nine months ended September 30, 2001 and 2002, respectively.  These decreases in distribution fees and expenses resulted from the Partnership’s film assets being sold during 2002.

Operating, general and administrative expenses decreased $1,764, from $22,819 to $21,055 for the three months ended September 30, 2001 and 2002, respectively.  This change was primarily the result of a decrease in legal expenses, partially offset by an increase in audit fees during the 2002 period compared to the same period in 2001.  Operating, general and administrative expenses decreased $10,637, from $52,894 to $42,257 for the nine months ended September 30, 2001 and 2002, respectively.  This decrease in expenses was primarily the result of a decrease in tax preparation fees, legal expenses and other professional service expenses, partially offset by an increase in audit fees.

Interest income increased $16, from $153 to $169 for the three months ended September 30, 2001 and 2002, respectively.  This increase was primarily result of higher levels of invested cash during the 2002 period compared to the same period in 2001.  Interest income decreased $220, from $584 to $364 for the nine months ended September 30, 2001 and 2002, respectively.  The decrease for the nine month period was primarily the result of lower interest rates during 2002 compared to the same period in 2001.

Gain on sale of films increased $45,000, from $0 to $45,000 for the three months ended September 30, 2001 and 2002, respectively.  This increase resulted from the July 2002 sale of “The Whipping Boy” for $50,000, less a $5,000 sales commission.  Gain on sale of films increased $180,000, from $0 to $180,000 for the nine months ended September 30, 2001 and 2002, respectively.  This increase resulted from the May 2002 sale of the Bible Programs for $150,000, less a $15,000 sales commission combined with the July 2002 sale of “The Whipping Boy.”

ITEM 4.  CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this Form 10-Q, an evaluation was performed of the effectiveness of the design and operation of the Partnership’s disclosure controls.  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the General Partner concluded that the Partnership’s disclosure controls and procedures were effective.  There have been no significant changes in the Partnership’s internal controls or other factors that could significantly affect internal controls subsequent to the date of the evaluation.

Part II - OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K.

	a)	Exhibits

		Exhibit 99.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		Exhibit 99.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	b)	Reports on Form 8-K

Form 8-K, reporting Item 2. Acquisition or Disposition of Assets, Item 7. Exhibits, and Item 9. Regulation FD Disclosure, filed on August 13, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JONES PROGRAMMING PARTNERS 2-A, LTD.
	BY:	JONES ENTERTAINMENT GROUP, LTD.
General Partner

	By:	/s/ Timothy J. Burke
Timothy J. Burke
Vice President

Dated: November 12, 2002

CERTIFICATION

I, Glenn R. Jones, certify that:

1.                                       I have reviewed this quarterly report on Form l0-Q of Jones Programming Partners 2-A, Ltd.;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.                                       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.                                      evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.                                       presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.                                       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.                                      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

By:	/s/ Glenn R. Jones
Glenn R. Jones, Chief Executive Officer and President of Jones Entertainment Group, Ltd., the General Partner of the Registrant

CERTIFICATION

I, Timothy J. Burke, certify that:

1.                                       I have reviewed this quarterly report on Form l0-Q of Jones Programming Partners 1-A, Ltd.;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.                                       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.                                      evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.                                       presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.                                       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.                                      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

By:	/s/ Timothy J. Burke
Timothy J. Burke, Vice President and Chief Financial Officer of Jones Entertainment Group, Ltd. the General Partner of the Registrant